Form 10QSB
period 1995-03-31
EIP MICROWAVE INC
filed 1995-05-15
CIK 26782

                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549
                ________________________________________

                             FORM 10-QSB
 (Mark One)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

 [ ] Transition Report Under Section 13 or 15(d) of the Exchange Act For the transition period from __________ to ___________

      COMMISSION FILE NUMBER 0-5351

                            EIP MICROWAVE, INC.
    (Exact name of small business issuer as specified in its charter)

             Delaware                                95-2148645
 (State or other jurisdiction of          (IRS Employer Identification No.)
  incorporation or organization)

  3 Civic Plaza, Suite 265, Newport Beach, California     92660
        (Address of principal executive offices)        (Zip Code)

                          (714) 720-1766
                    (Issuer's telephone number)

     __________________________________________________________________
           (Former name, former address and former fiscal year, if changed since last report)

 Check whether the issuer (1) filed all reports required to be filed by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
 past 90 days.   YES [X]     NO [ ]

 OUTSTANDING COMMON STOCK: As of May 2, 1995, Registrant had only one class of common stock, and had 423,307 shares of this $.01 par value common stock outstanding.

   Transitional Small Business Disclosure Format (check one): YES [ ]  NO [X]

                                                    Total Number of Pages: 20
                                                             Exhibit Index 11

                            EIP MICROWAVE, INC.

                               FORM 10-QSB

                        Quarter Ended March 31, 1995


Part I   Financial Information

         Item 1.  Consolidated Financial Statements               Pages 3 - 6

         Item 2.  Management's Discussion and Analysis of         Pages 7 - 8
                  Results of Operations and Financial Condition


Part II  Other Information

         Item 2.  Changes in Securities                           Page      9

         Item 6.  Exhibits and Reports on Form 8-K                Page      9

         Signatures                                               Page     10

         Index to Exhibits                                        Page     11

EIP MICROWAVE, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)


                                               March 31,     September 30,
                                                 1995            1994
                                               ---------     -------------
ASSETS

Current assets:
  Cash and cash equivalents                     $   77             $  211
  Short-term investments                           308                308
                                                -------------------------
                                                   385                519
  Accounts receivable, net                         936                714
  Inventories                                    1,073                984
  Prepaid expenses                                  34                 38
                                                -------------------------
    Total current assets                         2,428              2,255
                                                -------------------------

Property, plant and equipment, net                 338                459
Other assets                                        30                 30
                                                -------------------------
                                                $2,796             $2,744
                                                =========================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                              $  441             $  527
  Accrued liabilities                              624                626
                                                -------------------------
    Total current liabilities                    1,065              1,153
                                                -------------------------

Commitments and contingencies

Shareholders' equity:
  Common stock, $.01 par value, authorized -
  10,000,000 shares, 423,307 and 423,307 shares
  issued and outstanding, respectively               5                  5
Additional paid-in capital                         844                844
Retained earnings                                  882                742
                                                -------------------------
    Total shareholders' equity                   1,731              1,591
                                                -------------------------
                                                $2,796            $ 2,744
                                                =========================

EIP MICROWAVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(In thousands except per share data, unaudited)


                                              Three Months      Six Months
                                             Ended March 31,   Ended March 31,
                                              1995     1994    1995    1994
                                             ---------------  --------------
Net sales                                    $1,750   $1,581  $3,201  $2,636

Costs and expenses:
  Cost of sales                                 773      812   1,573   1,483
  Research, development and engineering         196      162     372     318
  Selling, general and administrative           661      607   1,170   1,130
  Interest and other, net                       (56)      (8)    (55)     (8)
                                             ---------------  --------------

Income (loss) before income tax                 176        8     141    (287)
Income tax provision                              1        1       1       1
                                             ---------------  --------------
Net income (loss)                               175        7     140    (288)

Retained earnings at beginning of period        707      900     742   1,195
                                             ---------------  --------------
Retained earnings at end of period           $  882   $  907  $  882  $  907
                                             ===============  ==============

Income (loss) per share                      $  .41   $  .02  $  .33  $ (.68)
                                             ===============  ==============

Shares of common stock                          423      423     423     423
                                             ===============  ==============

EIP MICROWAVE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
Increase (decrease) in cash

(In thousands, unaudited)


                                                           Six Months Ended
                                                          March 31,  March 31,
                                                            1995       1994
                                                          ---------  ---------
Cash flows from operating activities:



    Net income (loss)                                       $ 140      $(288)

    Adjustments to reconcile net income (loss) to
      net cash used by operating activities:
      Depreciation and amortization                            93        128
      Change in assets and liabilities:
          Accounts receivable, net                           (222)       (39)
          Inventories                                         (89)        71
          Prepaid expenses and other assets                     4         53
          Accounts payable                                    (86)       119
          Accrued liabilities                                  (2)        (2)
                                                            ----------------

      Cash provided (used) by operating activities           (162)        42
                                                            ----------------

      Cash flows from investing activities:
        Capital expenditures                                   (1)        --
        Sales of capital equipment                             29         --
                                                            ----------------

      Cash provided by investing activities                    28         --
                                                            ----------------

      Increase (decrease) in cash and equivalents            (134)        42

      Cash and equivalents at beginning of year               211        247
                                                            ----------------

      Cash and equivalents at end of second quarter         $  77      $ 289
                                                            ================

EIP MICROWAVE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

  (a) The consolidated financial information presented in this Form 10-QSB has been prepared from the accounting records without audit and conforms with the financial statements included in the Company's annual report filed with the Commission for the preceding fiscal year. The information furnished reflects all adjustments and disclosures which are, in the opinion of management, of a normal, recurring nature, and necessary for a fair statement of the results for the interim periods. This report should be read in conjunction with the Company's 1994 Annual Report on Form 10-KSB.

  (b) Composition of certain balance sheet captions (in thousands, unaudited):


                                                    March 31,   September 30,
                                                      1995         1994
                                                    ---------   -------------
      Inventories, net:
        Raw materials                                $  480        $  576
        Work-in-process                                 568           401
        Finished goods                                   25             7
                                                     ------        ------
                                                     $1,073        $  984
                                                     ------        ------
      Property, plant and equipment:
        Cost                                         $5,327        $5,388
        Accumulated depreciation                     (4,989)       (4,929)
                                                     ------        ------
                                                     $  338        $  459
                                                     ------        ------


  (c) On December 20, 1994, the Company obtained a bank line of credit ("line") which provides for borrowings up to 60% of eligible accounts receivable, not to exceed $500,000, which expires December 5, 1995. Interest is charged at the bank's prime rate plus 3.5% provided that the interest rate in effect each month shall not be less than 7.5% per annum, and is payable monthly. This line is secured by the Company's accounts receivable, inventory and fixed assets. The agreement, as amended, contains various restrictive covenants requiring, among other matters, the maintenance of minimum levels of tangible net worth and certain financial ratios, including debt to net worth. At March 31, 1995, the Company was in compliance with the restrictive covenants of the line. No borrowings were outstanding under the line at March 31, 1995.

EIP MICROWAVE, INC.

PART I/ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net sales for the three months ended March 31, 1995, were $1,750,000, an 11% increase from the same period last year. Net sales for the six months ended March 31, 1995, were $3,201,000, a 21% increase from the same period last year. The increase in sales for both periods was primarily attributable to increased sales to government contractors, increased sales of product configured in the VXIbus standard, and an increase in international sales, compared to the same periods last year. The Company still believes the overall softness in domestic and foreign markets for the Company's products will continue to affect sales.

Product cost of sales decreased to 44% of sales in the second fiscal quarter of 1995, from 51% of sales in the second fiscal quarter of 1994. Product cost of sales was 49% of sales for the six months ended March 31, 1995, as compared to 56% of sales for the same period last year. The decrease for both periods was primarily attributable to substantially higher production volume, and change in product mix, compared to the same periods last year.

Incoming orders for the second fiscal quarter were $1,573,000, a 93% increase from the same period a year ago. Incoming orders for the six months ended March 31, 1995, were $3,234,000, a 20% increase from the same period a year ago. Backlog at March 31, 1995, was $836,000, a 104% increase from the end of the second fiscal quarter last year. The increase in orders for both periods, and backlog, resulted primarily from increased orders from government contractors, increased orders of product configured in the VXIbus standard, and an increase in international orders, compared to the same periods last year. The Company still believes the overall softness in domestic and foreign markets for the Company's products will continue to affect orders.

Research, development and engineering expenses increased 21% to $196,000 in the second fiscal quarter of 1995, compared to the same quarter last year. Research, development and engineering expenses increased 17% to $372,000 for the six months ended March 31, 1995, compared to the same period last year. The increase in research, development and engineering expenses for both periods was primarily attributable to new product development.

Selling, general and administrative expenses increased 9% to $661,000 during the second fiscal quarter of 1995, compared to the same quarter last year. Selling, general and administrative expenses increased 4% to $1,170,000 for the six months ended March 31, 1995, compared to the same period last year. The increase in selling, general and administrative expenses for both periods is due primarily to increased commission expense resulting from increased sales volume and increased payroll costs.

EIP MICROWAVE, INC.

PART I/ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


The Company earned $175,000 for the second fiscal quarter of 1995, as compared to net income of $7,000 recorded for the second fiscal quarter of the previous year. The Company earned $140,000 for the six months ended March 31, 1995, compared to a $288,000 loss for the same period last year. A gain on sale of fixed assets of $56,000 is included in the second quarter and six month earnings figures. The Company still believes that the overall softness in domestic and foreign markets for the Company's products will continue to affect earnings.

FINANCIAL CONDITION

At March 31, 1995, the Company's cash and short-term investment balance was $385,000, as compared with a cash and short-term investment balance of $519,000 at September 30, 1994. At March 31, 1995, the Company had no material commitments for capital expenditures. At March 31, 1995, working capital increased $261,000 from September 30, 1994, and the Company's current ratio increased to 2.3:1 from 2.0:1 over the same time period.

The Company still believes that the overall softness in domestic and foreign markets for the Company's products will continue to affect incoming orders and net sales and may result in a loss for fiscal 1995. This market softness will be at least partially offset by increased orders and sales of products configured in the VXIbus standard and the recently introduced pulsed frequency counter with peak power measurement. The Company will continue to control expenses and minimize debt during fiscal 1995.

On December 20, 1994, the Company obtained a line of credit agreement with a bank that allows the Company to borrow on a short-term basis through December 5, 1995. The maximum borrowings under this agreement are the lesser of $500,000, or 60% of the net amount of the Company's eligible accounts receivable as determined by the bank, bearing interest at the prime rate plus 3.5% per annum, provided that the interest rate in effect each month shall not be less than 7.50% per annum. The agreement, as amended, contains various restrictive covenants requiring, among other matters, the maintenance of minimum levels of tangible net worth and certain financial ratios, including debt to net worth.

The Company believes that the cash on hand, funds generated from operations and the Company's line of credit will adequately finance the Company's operations during fiscal 1995.

EIP MICROWAVE, INC.

PART II - OTHER INFORMATION

Item 2.   Changes in Securities

The existing credit facility between the Company and its commercial bank contains restrictions on dividend payments and financial ratios regarding, among other matters, the maintenance of minimal levels of tangible net worth, minimum quick ratio and limits of debt to net worth. The credit agreement is more fully described in Part I/Item 2 - Financial Condition.

Item 4.   Submission of Matters to a Vote of Security Holders

         (a) The Company held its Annual Meeting of Shareholders on February 8, 1995. Two items were voted on by the shareholders.

             (1) Robert D. Johnson was re-elected as a Class III member of the Board of Directors with term expiring at the 1998 Annual Meeting. The votes cast for or withheld for Robert
                 D. Johnson were as follows: For - 312,142; Withheld - 2,165. John F. Bishop, and J. Bradford Bishop, each a Class I director, and J. Sidney Webb, Jr., and James J. Shelton, each a Class II director, were not up for re-election and continue in office.

             (2) The shareholders approved the Company's 1994 Stock Option
                 Plan, as adopted by the Board of Directors. Vote to approve as follows: For - 218,510; Against - 11,335; Abstain - 764.

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits.

             10(a) Non-qualified Stock Option Agreement-Form
             10(b) Incentive Stock Option Agreement-Form
             27    Financial Data Schedule.

         (b)  Reports on Form 8-K.

              The Company did not file with the Commission any reports on Form 8-K in the quarter ended March 31, 1995.

                                SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        EIP MICROWAVE, INC.
                                           (Registrant)

DATE: May 2, 1995                       BY: /s/ J. Bradford Bishop
                                            ---------------------------
                                            J. Bradford Bishop
                                            Chairman of the Board and
                                            Chief Executive Officer


DATE: May 2, 1995                         BY: /s/ John Ardizzone
                                            ----------------------------
                                            John Ardizzone
                                            Vice President - Finance and
                                            Chief Financial Officer

                            EIP MICROWAVE, INC.

                             INDEX TO EXHIBITS

                                                                Sequentially
Exhibit No.                   Description                       Numbered Page
- -----------                   -----------                       -------------

  10(a)             Non-qualified Stock Option Agreement-Form          12

  10(b)             Incentive Stock Option Agreement-Form              16

  27                Financial Data Schedule                            20