Form 10QSB
period 1995-06-30
EIP MICROWAVE INC
filed 1995-08-14
CIK 26782

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549
                 ________________________________________

                             FORM 10-QSB
(Mark One)

[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

[   ]    Transition Report Under Section 13 or 15(d) of the Exchange Act
         For the transition period from __________ to ___________

         COMMISSION FILE NUMBER 0-5351

                              EIP MICROWAVE, INC.
_______________________________________________________________________________
       (Exact name of small business issuer as specified in its charter)


            DELAWARE                                            95-2148645
_______________________________                      ________________________________
(State or other jurisdiction of                      (IRS Employer Identification No.)
incorporation  or organization)

3 Civic Plaza, Suite 265, Newport Beach, California                 92660
________________________________________________________________________________
   (Address of principal executive offices)                       (Zip Code)

                                   (714) 720-1766
                        ___________________________________
                            (Issuer's telephone number)

       ______________________________________________________________________
                (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES [ X ]     NO [    ]

OUTSTANDING COMMON STOCK: As of August 4, 1995, Registrant had only one class of common stock, and had 423,307 shares of this $.01 par value common stock outstanding.

Transitional Small Business Disclosure Format  (check one):
YES [   ]    NO [ X ]


                                                  Total Number of Pages: 12
                                                           Exhibit Index 11

                               EIP MICROWAVE, INC.

                                  FORM 10-QSB

                           Quarter Ended June 30, 1995




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

EIP MICROWAVE, INC.

PART  I - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)


                                                       JUNE 30,   SEPTEMBER 30,
                                                         1995         1994
                                                       --------   -------------
ASSETS

Current assets:
  Cash and cash equivalents                              $  220         $  211
  Short-term investments                                    312            308
                                                         ------         ------
                                                            532            519
  Accounts receivable, net                                  756            714
  Inventories                                             1,130            984
  Prepaid expenses                                           39             38
                                                         ------         ------
     Total current assets                                 2,457          2,255
                                                         ------         ------
Property, plant and equipment, net                          288            459
Other assets                                                 30             30
                                                         ------         ------
                                                         $2,775         $2,744
                                                         ------         ------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                       $  398        $  527
  Accrued liabilities                                       623           626
                                                         ------        ------
    Total current liabilities                             1,021         1,153
                                                         ------        ------
Commitments and contingencies

Shareholders' equity:
  Common stock, $.01 par value, authorized -
    10,000,000 shares, 423,307 and 423,307 shares
    issued and outstanding, respectively                      5             5
Additional paid-in capital                                  844           844
Retained earnings                                           905           742
                                                         ------        ------
      Total shareholders' equity                          1,754         1,591
                                                         ------        ------

                                                         $2,775        $2,744
                                                         ------        ------

EIP MICROWAVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(In thousands except per share data, unaudited)

                                                  THREE MONTHS         NINE MONTHS
                                                 ENDED JUNE 30,       ENDED JUNE 30,
                                                1995       1994      1995       1994
                                                ---------------      ---------------
Net sales                                       $1,679   $1,264      $4,880   $3,900

Costs and expenses:
  Cost of sales                                    964      696       2,537    2,179
  Research, development and engineering            172      158         544      476
  Selling, general and administrative              540      541       1,710    1,663
  Interest and other, net                          (20)       1         (75)       1
                                                ------   ------      ------   ------
                                                 1,656    1,396       4,716    4,319

Income (loss) before income tax                     23     (132)        164     (419)
Income tax provision                                 0        0           1        1
                                                ------   ------       -----  -------
Net income (loss)                                   23     (132)        163     (420)

Retained earnings at beginning of period           882      907         742    1,195
                                                ------   ------       -----  -------
Retained earnings at end of period              $  905   $  775       $ 905  $   775
                                                ------   ------       -----  -------
Income (loss) per share                         $  .05   $ (.31)      $ .39  $  (.99)
                                                ------   ------       -----  -------
Shares of common stock                             423      423         423      423
                                                ------   ------       -----  -------

                                      4

EIP MICROWAVE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
Increase (decrease) in cash

(In thousands, unaudited)


                                                                    NINE MONTHS ENDED
                                                                   JUNE 30,   JUNE 30,
                                                                     1995      1994
                                                                   -------    -------
Cash flows from operating activities:
  Net income (loss)                                                  $163      $(420)
  Adjustments to reconcile net income (loss) to net cash
    used by operating activities:
    Depreciation and amortization                                     144        199
    Change in assets and liabilities:
      Accounts receivable, net                                        (42)      (233)
      Inventories                                                    (146)        60
      Prepaid expenses and other assets                                (1)        39
      Accounts payable                                               (129)       172
      Accrued liabilities                                              (3)       (11)
                                                                   ------     ------
    Cash used by operating activities                                 (14)      (194)
                                                                   ------     ------
    Cash flows from investing activities:
      Short-term investments                                            4         -
      Capital expenditures                                             (9)        (9)
      Sale of capital equipment                                        28         -
                                                                   ------     ------
    Cash provided (used) by investing activities                       23         (9)
                                                                   ------     ------
    Increase (decrease) in cash and equivalents                         9       (203)

    Cash and equivalents at beginning of year                         211        247
                                                                   ------     ------
    Cash and equivalents at end of third quarter                   $  220     $   44
                                                                   ------     ------

                                      5

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

  (b) Composition of certain balance sheet captions (in thousands, unaudited):

                                             June 30,     September 30,
                                               1995           1994
                                             --------     ------------
       Inventories, net:
         Raw materials                       $   569          $  576
         Work-in-process                         455             401
         Finished goods                          106               7
                                            --------          ------

                                             $ 1,130          $  984
                                            --------          ------

       Property, plant and equipment:
         Cost                                $ 5,185          $ 5,388
         Accumulated depreciation             (4,897)          (4,929)
                                            --------          -------
                                             $   288          $   459
                                            --------          -------

EIP MICROWAVE, INC.

PART I/ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net sales for the three months ended June 30, 1995, were $1,679,000, a 33% increase from the same period last year. Net sales for the nine months ended June 30, 1995, were $4,880,000, a 25% increase from the same period last year. The increase in sales for both periods was attributable to increased sales to government contractors, increased sales of product configured in the VXIbus standard, and an increase in international sales, compared to the same periods last year. The Company still believes the overall softness in domestic and foreign markets for the Company products will continue to affect sales.

Product cost of sales increased to 57% of sales in the third fiscal quarter of 1995, from 55% of sales in the third fiscal quarter of 1994. The increase was primarily attributable to change in product mix, compared to the same period last year. Product cost of sales was 52% of sales for the nine months ended June 30, 1995, as compared to 56% of sales for the same period last year. The decrease was primarily attributable to substantially higher production volume, and change in product mix, compared to the same period last year.

Incoming orders for the third fiscal quarter were $2,445,000, a 76% increase from the same period a year ago. Incoming orders for the nine months ended June 30, 1995, were $5,679,000, a 39% increase from the same period a year ago. Backlog at June 30, 1995, was $1,602,000, a 191% increase from the end of the third fiscal quarter last year. The increase in orders for both periods, and backlog, resulted primarily from increased orders from government contractors, increased orders of product configured in the VXIbus standard, and an increase in international orders, compared to the same periods last year. The Company still believes the overall softness in domestic and foreign markets for the Company products will continue to affect orders.

Research, development and engineering expenses increased 9% to $172,000 in the third fiscal quarter of 1995, compared to $158,000 for the same quarter last year. Research, development and engineering expenses increased 14% to $544,000 for the nine months ended June 30, 1995, compared to $476,000 for the same period last year. The increase in research, development and engineering expenses for both periods was primarily attributable to new product development.

Selling, general and administrative expenses for the third fiscal quarter of 1995 of $540,000 was comparable to selling, general and administrative expenses of $541,000 for the same quarter last year. Despite a 33% increase in net sales for the three months ended June 30, 1995, as compared to the same period last year, total selling, general and administrative expenses remained comparable, primarily due to increased commission expense offset by decreased professional and consulting fees. Selling, general and administrative expenses increased 3% to $1,710,000 for the nine months ended June 30, 1995, compared to $1,663,000 in the same period last year. The

EIP MICROWAVE, INC.

PART I/ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION  (continued)

increase in selling, general and administrative expenses for the nine months ended June 30, 1995, was due primarily to increased commission expense resulting from increased sales volume.

The Company recorded net income of $23,000 for the third fiscal quarter of 1995, as compared to a net loss of $132,000 recorded during the third fiscal quarter of the previous year. The Company recorded net income of $163,000 for the nine months ended June 30, 1995, compared to a net loss of $420,000 for the same period last year. The Company still believes that the overall softness in domestic and foreign markets for the Company's products will continue to affect earnings.

FINANCIAL CONDITION

At June 30, 1995, the Company's cash and short-term investment balance was $532,000, as compared with a cash and short-term investment balance of $519,000 at September 30, 1994. At June 30, 1995, the Company had no material commitments for capital expenditures. At June 30, 1995, working capital increased $334,000, to $1,436,000, from $1,102,000 at September 30, 1994, and the Company's current ratio increased to 2.4:1 from 2.0:1 over the same time period.

The Company still believes that the overall softness in domestic and foreign markets for the Company's products will continue to affect incoming orders and net sales. This market softness will be at least partially offset by increased orders and sales of products configured in the VXIbus standard and the recently introduced pulsed frequency counter with peak power measurement. The Company will continue to control expenses and minimize debt during fiscal 1995.

On December 20, 1994, the Company obtained a line of credit agreement with a bank that allows the Company to borrow on a short-term basis through December 5, 1995. The maximum borrowings under this agreement are the lesser of $500,000, or 60% of the net amount of the Company's eligible accounts receivable as determined by the bank, bearing interest at the prime rate plus 3.5% per annum, provided that the interest rate in effect each month shall not be less than 7.50% per annum. The agreement, as amended, contains various restrictive covenants requiring, among other matters, the maintenance of minimum levels of tangible net worth and certain financial ratios, including debt to net worth. At June 30, 1995, the Company was in compliance with the restrictive covenants of the line. No borrowings were outstanding under the line at June 30, 1995.


The Company believes that the cash on hand and funds generated from operations and the Company's line of credit will adequately finance the Company's operations during fiscal 1995.

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

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          27   Financial Data Schedule.

     (b)  Reports on Form 8-K.

          The Company did not file with the Commission any reports on Form 8-K in the quarter ended June 30, 1995.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                        EIP MICROWAVE, INC.
                                                            (Registrant)


DATE: August 10, 1995                           BY:  /s/  J. Bradford Bishop
                                                     _________________________
                                                     J. Bradford Bishop
                                                     Chairman of the Board and
                                                     Chief Executive Officer


DATE: August 10, 1995                           BY: /s/  John Ardizzone
                                                    ___________________________
                                                    John Ardizzone
                                                    Vice President - Finance and
                                                    Chief Financial Officer

                             EIP MICROWAVE, INC.

                             INDEX TO EXHIBITS


                                                               Sequentially
Exhibit No.               Description                          Numbered Page
----------                -----------                          -------------
  27               Financial Data Schedule                           12