Form 10KSB40
period 1995-09-30
EIP MICROWAVE INC
filed 1995-12-29
CIK 26782

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                   FORM 10-KSB
  (Mark One)
     [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995.

                                       OR

     [   ]          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                           Commission file NO. 0-5351
                                           ----------

                               EIP MICROWAVE, INC.
--------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

          Delaware                                          95-2148645
----------------------------------------          ----------------------------
(State or other jurisdiction of                   (IRS Employer Identification
 incorporation or organization)                    Number)

3 Civic Plaza, Suite 265, Newport Beach, California                92660
--------------------------------------------------------------------------------
     (Address of principal executive offices)                    (Zip Code)

Issuer's telephone number, including area code:                (714) 720-1766
                                                               --------------

Securities registered under Section 12(b) of the Exchange Act:      NONE
Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 Par Value
                          ----------------------------
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes [ X ]     No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   [   ]

The Issuer's net revenues for the fiscal year ended September 30, 1995, were $6,721,000. The aggregate market value of the voting stock held by non-affiliates of the Issuer, computed by reference to the average bid and asked prices as of December 18, 1995, was approximately $666,000. For purposes of this determination only, directors and officers of the Issuer have been assumed to be affiliates. There were a total of 423,307 shares of the Issuer's common stock outstanding as of December 18, 1995.

   The number of sequentially numbered pages is 102.  Exhibit Index on page 13

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Issuer's Annual Report to Stockholders for Fiscal Year ended September 30, 1995 - Parts I and II.

(2) Portions of the Definitive Proxy Statement filed with Securities and Exchange Commission relating to the Company's 1996 annual meeting of Stockholders - Part III.

                  Transitional Small Business Disclosure Format
                       (check one):   Yes [ ]     No  [X]

PART I

ITEM 1.      BUSINESS

      In addition to the information set forth below, the information set forth under the caption "Management's Discussion and Analysis of Operations and Financial Condition" which appears on pages 8 to 9 of the Company's 1995 Annual Report to Stockholders is incorporated herein by reference.

GENERAL/PRODUCTS

      The Company was incorporated under the laws of the State of Delaware in 1987 under the name EIP Microwave, Inc. The predecessor corporation was organized under the laws of California in 1961, and merged with the Company in 1987.

      The Company is engaged in a single industry segment - the designing, developing, manufacturing and marketing of high frequency microwave and radio frequency (RF) test instruments. These instruments include microwave heterodyne-type automatic frequency counters, microwave and RF pulse counters, microwave and RF synthesized signal generators, pulse generators, and downconverters. All of these products are electronic devices which are used in the design, manufacture and maintenance of microwave and RF products and systems throughout the world.

      Microwave frequency counters represented 64% of sales in 1995, 75% of sales in 1994, and 83% of sales in 1993. The Company also designs and manufactures its own YIG (Yitrium iron garnet) filters, which are a key feature of EIP microwave products. Additionally, the Company manufactures hybrid microwave integrated circuits (MICs) and proprietary microwave subassemblies used in its microwave products. The Company's YIG and MIC capabilities provide its microwave products with competitively superior performance, protection from overload, and compact size.

      During fiscal 1995, the Company obtained rights to hardware, circuitware and software for VXI-based multipurpose data modulators from SRI International. The Company also introduced a narrow band RF synthesizer in the VXIbus standard. During fiscal 1994, the Company introduced a microwave pulse counter with peak power measurement capability.

MARKETS/PRINCIPAL CUSTOMERS

      The Company has a variety of customers worldwide for its microwave products, including the military, government agencies, government subcontractors, the telecommunications industry, the aerospace industry, and research and development facilities. The primary customers for the Company's RF products are telecommunication companies. The Company's principal customers include the Federal Aviation Administration, McDonnell Douglas Aerospace, Grumman Aerospace Corp., and SRI International.

      The Company sells its microwave products to approximately 1,000 customers, of which sales to the United States Government and its subcontractors comprised approximately 36%, 44%, and 18% of net sales for fiscal years 1995, 1994, and 1993, respectively. Foreign sales through Marconi Instruments represented 19% of net sales in fiscal 1995, 16% in fiscal 1994, and 14% of net sales in fiscal 1993.

METHODS OF DISTRIBUTION

      Since November 1992, the Company's products have been distributed in the majority of countries outside the United States through an exclusive distribution agreement with Marconi Instruments, a subsidiary of The General Electric Company, Plc. of England. The Company expects that the distribution agreement with Marconi Instruments will terminate effective December 31, 1995, and plans to use independent manufacturers' representatives for countries previously covered by Marconi Instruments. The Company does not expect any significant reduction in sales or orders as a result of this change. The Company uses independent manufacturers' representatives for distribution in the United States and in foreign countries not covered by Marconi Instruments. The Company provides service and technical support to Marconi Instruments, its domestic and foreign manufacturers' representatives, and directly to its customers.

COMPETITION

      The Company believes there are three to six competitors in the respective markets in which the Company competes, however reliable data on sales and profits of most of the Company's competitors is not readily available because the competitors are either privately held or are separate divisions of large publicly held companies which do not separately report financial results for competing divisions.

      The markets in which the Company's frequency counters are sold are well-defined and narrow markets which have become increasingly competitive both in the United States and abroad. Within these narrow markets, the Company considers it holds a significant competitive position, generally believed to be number two or three in market share. The Company encounters competition, however, from certain firms which are substantially larger and have greater financial resources than the Company; the dominant competitor is believed to be Hewlett-Packard.

      The market for the microwave synthesized signal generators is considered to be larger than the microwave frequency counter market. As the market for this type of product is still just emerging, we are not able to determine market share. The only other supplier of such VXIbus instruments is Giga-tronics.

      The Company's VXIbus pulse generator and downconverter are sold primarily as companion products for integrated systems. Competitors for the pulse generator include Wavetek and Colorado Data Systems, a subsidiary of Tektronix. There is no current direct competition for the VXIbus downconverter.

      Competition is based upon performance, reliability, product design, availability and price, and is characterized by rapid technological change.

RESEARCH, DEVELOPMENT AND ENGINEERING

      Management believes that the Company's future success is dependent to a significant extent upon engineering and new product development. Expenditures for research, development and engineering during the past three years have ranged between 17% and 11% of annual net sales. Research, development and engineering expenditures were $742,000, $620,000, and $1,022,000, for fiscal years ended September 30, 1995, 1994 and 1993, respectively. All of the Company's research, development and engineering activities have been Company-funded.

RAW MATERIALS

      The principal raw materials used by the Company in its manufacturing operations include capacitors, resistors, semiconductors, transformers, printed circuit boards, display devices, and metal and plastic cases, most of which are purchased from outside suppliers. For the majority of materials, the Company has access to many suppliers, and believes that it is not dependent upon any one supplier, and that adequate alternate sources for its materials are, for the most part, readily available. There are, however, many applications which require specialized components currently available, in each instance, only through a single source of supply. The loss of any of these sources, or the inability of any such source to meet the Company's production and quality control requirements, could be detrimental to the Company in respect to the specific products involved.

EMPLOYEES

      The Company had 52 employees at September 30, 1995, 49 of whom were full time and 3 part time. The Company is not a party to any collective bargaining agreements, and the Company believes its relations with employees are excellent.

PATENTS AND TRADEMARKS

      The Company holds no patents, trademarks, franchises, concessions or royalty agreements that have a material importance to or effect on its frequency counter, pulse counter, synthesized signal generator, pulse generator, downconverter, or frequency selective level meter product lines. The Company has obtained a license from SRI International for certain VXI-based multipurpose data modulator circuitware and software.

GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS

      Government approval is not required for any of the Company's principal products.

EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS

      The Company believes it is in compliance with applicable governmental regulations. The Company is not aware of any probable governmental regulation which would have a detrimental or disruptive effect on the Company.

COMPLIANCE WITH FEDERAL, STATE AND LOCAL PROVISIONS ON ENVIRONMENTAL PROTECTION

      The Company does not believe that compliance with federal, state, and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have any material effect upon the capital expenditures, earnings, or competitive position of the Company.

ITEM 2.      PROPERTIES

      The Company leased a 36,000 square foot, one story, concrete structure located in Milpitas, California, which contained production, warehouse and office facilities. The Company's lease continued through November 30, 1995, with an option to renew for an additional five years. The annual rent under the lease for fiscal 1995, is $305,000 (plus applicable property taxes and insurance). The rent for the two months of fiscal 1996 is $51,000 (plus applicable property taxes and insurance). The Company has signed a lease for 20,331 square feet in another one story, concrete structure located in Milpitas, California, for an initial term of three years, ending October 31, 1998, which contains production, warehouse and office facilities. The lease provides for rentals of $207,000, $226,000, and $226,000 for fiscal years 1996, 1997 and 1998, plus applicable real property taxes and insurance, and contains one three year renewal option. The Company also leases 978 square feet of space as the Company's corporate offices, at a monthly rate of $1,320 on a month-to-month basis, located in Newport Beach, California. The current facilities are believed by the Company to be suitable and adequate for its present requirements.

      The Company also owns and uses machinery, equipment, and furniture with an original cost of approximately $5,158,000. This equipment is believed to be modern and in good operating condition. The Company's management believes the facilities and all machinery and equipment of the Company are adequately insured.

      The Company does not have any investments in real estate, real estate mortgages or securities of persons primarily engaged in real estate activities, and has no present policy or limitations with respect to any such future investments.

ITEM 3.      LEGAL PROCEEDINGS

      There are no pending legal proceedings to which the Company or its subsidiary is a party or of which any of their property is the subject.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter of fiscal 1995 no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

      The information set forth under the caption "Stockholders' Information" on page 20 of the Company's 1995 Annual Report to Stockholders is incorporated herein by reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      Management's Discussion and Analysis of Results of Operations and Financial Condition which appears on pages 8 - 9 of the Company's 1995 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7.      FINANCIAL STATEMENTS

      The Consolidated Financial Statements, together with the notes thereto and the report thereon of Price Waterhouse LLP appearing on pages 10 - 19 of the Company's 1995 Annual Report to Stockholders, are incorporated herein by reference.

      With the exception of the information expressly incorporated by reference in items 5, 6, and 7 above, the Company's Annual Report to Stockholders for the fiscal year ended September 30, 1995, is not otherwise to be deemed "filed" as a part of this Form 10-KSB Annual Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The information set forth under the captions "ELECTION OF DIRECTORS -Information With Respect to the Class II Director Nominee, - Information With Respect to other Directors, and - Information With Respect to Executive Officers", and "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS AND TRANSACTIONS WITH MANAGEMENT AND OTHERS - Compliance With Section 16(a) of the Exchange Act" in the Company's definitive proxy statement (the "Proxy Statement") for the Annual Meeting of Stockholders scheduled to be held on February 7, 1996, is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of fiscal year ended September 30, 1995.

ITEM 10.     EXECUTIVE COMPENSATION

      The information set forth under the caption "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS AND TRANSACTIONS WITH MANAGEMENT AND OTHERS - Executive Compensation, and - Compensation of Directors" in the Proxy Statement is incorporated herein by reference.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information set forth under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Proxy Statement is incorporated herein by reference.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information set forth under the caption "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS AND TRANSACTIONS WITH MANAGEMENT AND OTHERS - Certain Transactions" in the Proxy Statement is incorporated herein by reference.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

(A)   Financial documents and exhibits filed as part of this report:

      (1) FINANCIAL STATEMENTS: The following consolidated financial statements of the Company, together with their related notes to consolidated financial statements and the report of independent accountants, included in the 1995 Annual Report to Stockholders have been incorporated herein by reference in
Item 7 of this Form 10-KSB Annual Report. Page number references are to the 1995 Annual Report to Stockholders.

                          INDEX TO FINANCIAL STATEMENTS
                                                                         PAGE(S)
Consolidated Balance Sheets at September 30, 1995 and 1994.                10
Consolidated Statements of Operations for the three years ended
       September 30, 1995.                                                 11
Consolidated Statements of Stockholders' Equity for the three years
       ended September 30, 1995.                                           11
Consolidated Statements of Cash Flows for the three years ended
       September 30, 1995.                                                 12
Notes to Consolidated Financial Statements                                13-18
Report of Independent Accountants                                          19

      (2)    EXHIBITS:

EXHIBIT NO.

    3(a) Company's Certificate of Incorporation, filed on April 29, 1987, and Certificate of Amendment of Certificate of Incorporation, filed February 8, 1993, previously filed on February 12, 1993, as Exhibit 3(a) to Form 10-QSB Quarterly Report for quarter ended December 31, 1992, and incorporated herein by reference.

    3(b)  Company's Bylaws, previously filed June 25, 1987 (File No. 0-5351), as
          Exhibit 3(b) to Form 8-K, and incorporated herein by reference.

   10(a) Standard Form Lease dated August 18, 1995, by and between Berg & Berg Developers, as landlord, and the Company, as tenant, covering the Company's manufacturing facility located at 1745 McCandless Drive, Milpitas, California.

  *10(b) Copy of the Company's medical reimbursement plan (entitled "Full Medical Coverage") covering certain officers, previously filed on December 23, 1981 (File No. 0-5351), as Exhibit 10(o) to Form 10-K Annual Report for fiscal year ended September 30, 1981, and incorporated herein by reference.

  *10(c) Company's Tax and Financial Counseling reimbursement plan covering officers, previously filed on December 23, 1981 (File No. 0-5351), as
          Exhibit 10(p) to Form 10-K Annual Report for fiscal year ended September 30, 1981, and incorporated herein by reference.

  *10(d) EIP Microwave, Inc. Retirement/Savings Plan effective January 6, 1986, as amended and adopted by the Company on September 15, 1988, previously filed on December 1, 1988 (File No. 0-5351), as Exhibit 10(l) to Form 10-K Annual Report for fiscal year ended September 30, 1988, and incorporated herein by reference.

   10(e) Month-to-Month Office Space Lease, dated February 15, 1994, by and between the Company, as tenant, and The Irvine Company, as landlord, covering the Company's corporate office facility located at 3 Civic Plaza, Suite 265, Newport Beach, California, previously filed on December 29, 1994, as Exhibit 10(e) to Form 10-KSB Annual Report for fiscal year ended September 30, 1994 (the "1994 Annual Report"), and incorporated herein by reference.

   10(f) Loan and Security Agreement dated March 10, 1992, between the Company and Silicon Valley Bank, previously filed on May 14, 1992, as Exhibit 10(a) to Form 10-Q Quarterly Report for quarter ended March 31, 1992, and incorporated herein by reference.





_________________________
* Management contract or compensatory plan or arrangement.

EXHIBIT NO.

   10(g) Amendment to Loan Agreement dated May 13, 1994, between the Company and Silicon Valley Bank, previously filed on August 11, 1994, as
          Exhibit 10(a) to Form 10-QSB Quarterly Report for quarter ended June 30, 1994, and incorporated herein by reference.

   10(h) Amendment to Loan Agreement dated December 20, 1994, between the Company and Silicon Valley Bank, previously filed on December 29, 1994, as Exhibit 10(h) to the 1994 Annual Report, and incorporated herein by reference.

   10(i) Loan Modification Agreement dated as of November 27, 1995, between the Company and Silicon Valley Bank.

  *10(j)  Employment Agreement dated March 1, 1994, between the Company and John
          F. Bishop, previously filed on December 29, 1994, as Exhibit 10(i) to the 1994 Annual Report, and incorporated herein by reference.

  *10(k) Employment Agreement dated as of October 1, 1995, between the Company and John F. Bishop.

   10(l) Indemnification Agreement dated July 15, 1992, between the Company and John B. Bishop, previously filed on December 20, 1992, as Exhibit 10(n) to Form 10-KSB Annual Report for fiscal year ended September 30, 1992 (the "1992 Annual Report"), and incorporated herein by reference.

   10(m) Indemnification Agreement dated July 15, 1992, between the Company and Robert D. Johnson, previously filed on December 20, 1992, as Exhibit 10(o) to the 1992 Annual Report, and incorporated herein by reference.

   10(n) Indemnification Agreement dated July 15, 1992, between the Company and James J. Shelton, previously filed on December 20, 1992, as Exhibit 10(p) to the 1992 Annual Report, and incorporated herein by reference.

   10(o)  Indemnification Agreement dated July 15, 1992, between the Company and
          J. Sidney Webb, Jr., previously filed on December 20, 1992, as Exhibit 10(q) to the 1992 Annual Report, and incorporated herein by reference.

   10(p) Indemnification Agreement dated July 15, 1992, between the Company and John F. Bishop, previously filed on December 23, 1993, as Exhibit 10(m) to the 1993 Annual Report, and incorporated herein by reference.

  *10(q) EIP Microwave, Inc. Stock Appreciation Rights Plan, adopted November 11, 1992, previously filed on December 20, 1992, as Exhibit 10(t) to the 1992 Annual Report, and incorporated herein by reference.





_________________________
* Management contract or compensatory plan or arrangement.

EXHIBIT NO.

  *10(r)  Written description of EIP Bonus Plan for Fiscal 1995 and 1996.

   10(s) Distribution Agreement dated October 1, 1992, between the Company and Marconi Instruments Limited, previously filed on December 20, 1992, as
          Exhibit 10(w) to the 1992 Annual Report, and incorporated herein by reference.

   10(t) Termination letter to Marconi Instruments Ltd., dated as of June 22, 1995, terminating Cooperation Agreement, Distribution Agreement and Technical Collaboration Agreement, effective December 31, 1995.

  *10(u)  1994 Stock Option Plan, previously filed on February 14, 1995, as
          Exhibit 10(a) to Form 10-QSB Quarterly Report for quarter ended December 31, 1994, and incorporated herein by reference.

  *10(v)  Non-qualified Stock Option Agreement-Form.

  *10(w)  Incentive Stock Option Agreement-Form.

   10(x) Agreement dated as of September 11, 1995, between the Company and SRI International.

      13 Copy of Company's Annual Report to Stockholders for the fiscal year ended September 30, 1995, in the form to be disseminated to Stockholders, but only to the extent such report is expressly incorporated by reference herein, and such report is not otherwise to be deemed "filed" as a part of this Form 10-KSB Annual Report.

      21  Subsidiaries of the Company.

      27  Financial Data Schedule


(B) No reports on Form 8-K were filed during the quarter ended September 30, 1995.




_________________________
* Management contract or compensatory plan or arrangement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        EIP MICROWAVE, INC.


December 21. 1995                       By: /s/ J. Bradford Bishop
                                           -----------------------
                                           J. Bradford Bishop
                                           Chairman of the Board and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ John F. Bishop            Vice-Chairman, President,        December 21, 1995
-------------------------     Treasurer, Secretary,
John F. Bishop                and Director


/s/ John J. Ardizzone, Jr.    Chief Financial Officer,         December 21, 1995
-------------------------     Vice President of Operations
John J. Ardizzone, Jr.        (Principal Financial and
                              Accounting Officer)

/s/  Robert D. Johnson
-------------------------
Robert D. Johnson             Director                         December 21, 1995


/s/  James J. Shelton
-------------------------
James J. Shelton              Director                         December 21, 1995


/s/  J. Sidney Webb
-------------------------
J. Sidney Webb                Director                         December 21, 1995


/s/  J. Bradford Bishop
-------------------------     Chairman of the Board
J. Bradford Bishop            and Director                     December 21, 1995

                                INDEX TO EXHIBITS

                                                                   SEQUENTIALLY
EXHIBIT NO.                       DESCRIPTION                     NUMBERED PAGE

    3(a)  Company's Certificate of Incorporation, filed on
          April 29, 1987, and Certificate of Amendment of
          Certificate of Incorporation, filed February 8, 1993, previously filed on February 12, 1993, as Exhibit 3(a) to Form 10-QSB Quarterly Report for quarter ended
          December 31, 1992, and incorporated herein by reference.

    3(b)  Company's Bylaws, previously filed June 25, 1987
          (File No. 0-5351), as Exhibit 3(b) to Form 8-K, and incorporated herein by reference.

   10(a)  Standard Form Lease dated August 18, 1995, by and between
          Berg & Berg Developers, as landlord, and the Company, as
          tenant, covering the Company's manufacturing facility
          located at 1745 McCandless Drive, Milpitas, California.         17

   10(b) Copy of the Company's medical reimbursement plan (entitled "Full Medical Coverage") covering certain officers, previously filed on December 23, 1981 (File No. 0-5351), as
          Exhibit 10(o) to Form 10-K Annual Report for fiscal year ended September 30, 1981, and incorporated herein by reference.

  *10(c) Company's Tax and Financial Counseling reimbursement plan covering officers, previously filed on December 23, 1981 (File No. 0-5351), as Exhibit 10(p) to Form 10-K Annual Report for fiscal year ended September 30, 1981, and incorporated herein by reference.

  *10(d) EIP Microwave, Inc. Retirement/Savings Plan effective January 6, 1986, as amended and adopted by the Company on September 15, 1988, previously filed on December 1, 1988 (File No. 0-5351), as Exhibit 10(l) to Form 10-K Annual Report for fiscal year ended September 30, 1988, and incorporated herein by reference.

   10(e) Month-to-Month Office Space Lease, dated February 15, 1994, by and between the Company, as tenant, and The Irvine Company, as landlord, covering the Company's corporate office facility located at 3 Civic Plaza, Suite 265, Newport Beach, California, previously filed on December 29, 1994, as
          Exhibit 10(e) to Form 10-KSB Annual Report for fiscal year ended September 30, 1994 (the "1994 Annual Report"), and incorporated herein by reference.





_________________________
* Management contract or compensatory plan or arrangement.

                                                                   SEQUENTIALLY
EXHIBIT NO.                        DESCRIPTION                    NUMBERED PAGE

   10(f) Loan and Security Agreement dated March 10, 1992, between the Company and Silicon Valley Bank, previously filed on May 14, 1992, as Exhibit 10(a) to Form 10-Q Quarterly Report for quarter ended March 31, 1992, and incorporated herein by reference.


   10(g) Amendment to Loan Agreement dated May 13, 1994, between the Company and Silicon Valley Bank, previously filed on August 11, 1994, as Exhibit 10(a) to Form 10-QSB Quarterly Report for quarter ended June 30, 1994, and incorporated herein by reference.

   10(h) Amendment to Loan Agreement dated December 20, 1994, between the Company and Silicon Valley Bank, previously filed on December 29, 1994, as Exhibit 10(h) to the 1994 Annual Report, and incorporated herein by reference.

   10(i)  Loan Modification Agreement dated as of November 27, 1995,
          between the Company and Silicon Valley Bank.                    37

  *10(j)  Employment Agreement dated March 1, 1994, between the
          Company and John F. Bishop, previously filed on December 29, 1994, as Exhibit 10(i) to the 1994 Annual
          Report, and incorporated herein by reference.

  *10(k)  Employment Agreement dated as of October 1, 1995, between
          the Company and John F. Bishop.                                 40

   10(l) Indemnification Agreement dated July 15, 1992, between the Company and John B. Bishop, previously filed on December 20, 1992, as Exhibit 10(n) to Form 10-KSB Annual Report for fiscal year ended September 30, 1992 (the "1992 Annual Report"), and incorporated herein by reference.

   10(m) Indemnification Agreement dated July 15, 1992, between the Company and Robert D. Johnson, previously filed on December 20, 1992, as Exhibit 10(o) to the 1992 Annual
          Report, and incorporated herein by reference.





_________________________
* Management contract or compensatory plan or arrangement.

                                                                    SEQUENTIALLY
EXHIBIT NO.                        DESCRIPTION                     NUMBERED PAGE

   10(n) Indemnification Agreement dated July 15, 1992, between the Company and James J. Shelton, previously filed on December 20, 1992, as Exhibit 10(p) to the 1992 Annual
          Report, and incorporated herein by reference.

   10(o) Indemnification Agreement dated July 15, 1992, between the Company and J. Sidney Webb, Jr., previously filed on December 20, 1992, as Exhibit 10(q) to the 1992 Annual Report, and incorporated herein by reference.

   10(p) Indemnification Agreement dated July 15, 1992, between the Company and John F. Bishop, previously filed on December 23, 1993, as Exhibit 10(m) to the 1993 Annual
          Report, and incorporated herein by reference.

  *10(q) EIP Microwave, Inc. Stock Appreciation Rights Plan, adopted November 11, 1992, previously filed on December 20, 1992, as Exhibit 10(t) to the 1992 Annual
          Report, and incorporated herein by reference.

  *10(r)  Written description of EIP Bonus Plan for Fiscal 1995
          and 1996.                                                       50

   10(s) Distribution Agreement dated October 1, 1992, between the Company and Marconi Instruments Limited, previously filed on December 20, 1992, as Exhibit 10(w) to the 1992 Annual Report, and incorporated herein by reference.

   10(t)  Termination letter to Marconi Instruments Ltd., dated
          June 22, 1995, terminating Cooperation Agreement,
          Distribution Agreement and Technical Collaboration
          Agreement, effective December 31, 1995.                         51

  *10(u) 1994 Stock Option Plan, previously filed on February 14, 1995, as Exhibit 10(a) to Form 10-QSB Quarterly Report for quarter ended December 31, 1994, and incorporated herein by reference.

  *10(v)  Non-qualified Stock Option Agreement-Form.                      53





_________________________
* Management contract or compensatory plan or arrangement.

                                                                    SEQUENTIALLY
EXHIBIT NO.                        DESCRIPTION                     NUMBERED PAGE


  *10(w)  Incentive Stock Option Agreement-Form.                          57

   10(x)  Agreement dated as of September 11, 1995, between
          the Company and SRI International.                              61

      13  Copy of Company's Annual Report to Stockholders for the
          fiscal year ended September 30, 1995, in the form to be
          disseminated to Stockholders, but only to the extent such
          report is expressly incorporated by reference herein, and
          such report is not otherwise to be deemed "filed" as a
          part of this Form 10-KSB Annual Report.                         79

      21  Subsidiaries of the Company.                                    101

      27  Financial Data Schedule                                         102





_________________________
* Management contract or compensatory plan or arrangement.