Form 10QSB
period 1995-12-31
EIP MICROWAVE INC
filed 1996-02-14
CIK 26782

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                   ________________________________________

                                  FORM 10-QSB
     (Mark One)

[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995

[ ] Transition Report Under Section 13 or 15(d) of the Exchange Act For the transition period from _______ to _______

     COMMISSION FILE NUMBER 0-5351

                              EIP MICROWAVE, INC.
------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           Delaware                                       95-2148645
--------------------------------              --------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

3 Civic Plaza, Suite 265, Newport Beach, California           92660
------------------------------------------------------------------------------
     (Address of principal executive offices)               (Zip Code)

                                (714) 720-1766
                      ----------------------------------
                          (Issuer's telephone number)

------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.   YES [X]
NO [ ]

OUTSTANDING COMMON STOCK: As of February 5, 1996, Registrant had only one class of common stock, and had 423,307 shares of this $.01 par value common stock outstanding.

Transitional Small Business Disclosure Format  (check one):  YES [  ]   NO [X]

                                                     Total Number of Pages: 16
                                                              Exhibit Index 11

                              EIP MICROWAVE, INC.

                                  FORM 10-QSB

                        Quarter Ended December 31, 1995


PART I    FINANCIAL INFORMATION

          Item 1.  Condensed Consolidated Financial
                     Statements (unaudited)                       Pages    3 - 6

                   Condensed Consolidated Balance
                     Sheets as of December 31, 1995
                     and September 30, 1995                       Page         3

                   Condensed Consolidated Statements
                     of Operations and Retained Earnings
                     for the three months ended
                     December 31, 1995 and 1994                   Page         4

                   Condensed Consolidated Statements of
                     Cash Flows for the three months ended
                     December 31, 1995 and 1994                   Page         5

                   Notes to condensed consolidated financial
                     statements                                   Page         6

          Item 2.  Management's Discussion and Analysis of
                     Results of Operations and Financial
                     Condition                                    Pages    7 - 8

PART II    OTHER INFORMATION

          Item 2. Changes in Securities                           Page         9

          Item 4. Submission of Matters to Vote
                    of Security Holders                           Page         9

          Item 6. Exhibits and Reports on Form 8-K                Page         9

          Signatures                                              Page        10

          Index to Exhibits                                       Page        11

EIP MICROWAVE, INC.

PART  I - FINANCIAL INFORMATION

ITEM 1 -  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except per share data, unaudited)

                                                   December 31,  September 30,
                                                       1995           1995
                                                   ------------   ------------
ASSETS

Current assets:
     Cash and cash equivalents                        $   98         $  126
     Short-term investments                              325            319
                                                    --------------------------
                                                         423            445
     Accounts receivable, net                            792          1,064
     Inventories                                       1,116          1,133
     Prepaid expenses                                     32             74
                                                    --------------------------
       Total current assets                            2,363          2,716
Property, and equipment, net                             439            271
Other assets                                              15             30
                                                    --------------------------
                                                      $2,817         $3,017
                                                    --------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                 $  597         $  610
     Accrued liabilities                                 639            691
                                                    --------------------------
Total current liabilities                              1,236          1,301
                                                    --------------------------
Commitments and contingencies

Stockholders' equity:
     Common stock, $.01 par value;
       authorized -10,000,000 shares;
       423,307 issued and outstanding                      5              5
     Additional paid-in capital                          844            844
     Retained earnings                                   732            867
                                                    --------------------------
Total stockholders' equity                             1,581          1,716
                                                    --------------------------
                                                      $2,817         $3,017
                                                    --------------------------

EIP MICROWAVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND RETAINED EARNINGS
(Dollars in thousands except per share data, unaudited)

                                                       Three Months ended
                                                   December 31,   December 31,
                                                       1995           1994
                                                   ------------   ------------
Net sales                                            $ 1,560        $ 1,451
                                                   ---------------------------
Costs and expenses:
     Cost of sales                                       980            800
     Research, development and engineering               201            176
     Selling, general and administrative                 532            509
     Interest and other, net                            (18)              1
                                                    --------------------------
       Total costs and expenses                        1,695          1,486
                                                    --------------------------

Net loss                                               (135)           (35)
                                                    --------------------------

Retained earnings at beginning of period                 867            742
                                                    --------------------------
Retained earnings at end of period                   $   732         $  707
                                                    --------------------------
Net loss per share                                   $ (.32)         $(.08)
                                                    --------------------------
Weighted average common shares outstanding               423            423
                                                    --------------------------

EIP MICROWAVE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Increase (decrease) in cash

(Dollars in thousands, unaudited)



                                                        Three Months Ended
                                                   December 31,   December 31,
                                                       1995           1994
                                                   ------------   ------------
Cash flows from operating activities:
     Net loss                                         $(135)         $ (35)
     Adjustments to reconcile net loss to net cash
       (used in) provided by operating activities:
     Depreciation and amortization                        43             62
       Gain onsale of capital equipment                 (45)             --
       Change in assets and liabilities:
         Accounts receivable, net                        272          (121)
         Inventories                                      17            142
         Prepaid expenses and other assets                57           (21)
         Accounts payable                               (13)          (109)
         Accrued liabilities                            (52)           (28)
                                                    --------------------------
     Cash (used in) provided by operating activities     144          (110)
                                                    --------------------------
Cash flows from investing activities:
     Purchase of short-term investments                  (6)             --
     Capital expenditures                              (218)            (1)
     Proceeds from the sale of capital equipment          52             --
                                                    --------------------------
     Cash used in investing activities                 (172)            (1)
                                                    --------------------------

     Decrease in cash and cash equivalents              (28)          (111)

     Cash and cash equivalents at beginning of year      126            211
                                                    --------------------------
     Cash and cash equivalents at end of first
       quarter                                          $ 98          $ 100
                                                    --------------------------

EIP MICROWAVE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       (a) The condensed consolidated financial statements presented in this Form 10-QSB have been prepared from the accounting records without audit on a basis consistent with the financial statements included in the Company's annual report filed with the Securities and Exchange Commission for the preceding fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished reflects all adjustments and disclosures which are, in the opinion of management, of a normal, recurring nature, and necessary for a fair statement of the results for the interim periods. This report should be read in conjunction with the Company's 1995 Annual Report on Form 10-KSB. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

       (b) Composition of certain balance sheet captions (dollars in thousands, unaudited):

                                                   December 31,  September 30,
                                                       1995           1995
                                                    ------------  ------------
     Inventories:
     Raw materials                                  $    756       $    633
     Work-in-process                                     357            489
     Finished goods                                        3             11
                                                    ------------  ------------
                                                    $  1,116       $  1,133
                                                    ------------  ------------

     Property and equipment:
     Cost                                           $  5,346       $  5,158
     Accumulated depreciation                        (4,907)        (4,887)
                                                   ------------   ------------
                                                    $    439       $    271
                                                   ------------   ------------


EIP MICROWAVE, INC.

PART I/ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net sales for the three months ended December 31, 1995, were $1,560,000, an 8% increase from sales of $1,451,000 in the same period last year. The increase in sales for the period was attributable to sales of product configured in the VXIbus format.

Gross margin decreased to 37% in the first fiscal quarter of 1996, from 45% in the first fiscal quarter of 1995. This decrease was primarily attributable to a lower average selling price on product sales for one government program.
The Company expects the effect of this government program to diminish over the next two fiscal quarters.

Incoming orders for the first fiscal quarter were $1,316,000, a 21% decrease from the same period a year ago. Backlog at December 31, 1995, was $927,000, an 8% decrease from the end of the first fiscal quarter last year. The decrease in orders and backlog resulted primarily from a decrease in large government and government contractor orders.

Research, development and engineering expenses increased 14% to $201,000 in the first fiscal quarter of 1996, compared to $176,000 for the same quarter last year. The increase in research, development and engineering expenses was primarily attributable to new product development expenditures.

Selling, general and administrative expenses increased 5% to $532,000 during the first fiscal quarter of 1996, compared to $509,000 for the same quarter last year. The increase in selling, general and administrative expenses for the period is due primarily to increased commission expense resulting from increased sales volume, compared to the same period last year.

The Company recorded a net loss of $135,000 for the first fiscal quarter of 1996, as compared to a net loss of $35,000 recorded during the first fiscal quarter of the previous year. A gain on sale of capital equipment of $52,000 is included in the first quarter net loss. The increase in the loss for the period, compared to the same period last year, is primarily attributable to decreased gross margin resulting from the product sales for one government program, and increased research, development and engineering expenses.

EIP MICROWAVE, INC.

PART I/ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1995, the Company's cash and short-term investment balance was $423,000, as compared with a cash and short-term investment balance of $445,000 at September 30, 1995. At December 31, 1995, the Company had no material commitments for capital expenditures. At December 31, 1995, working capital decreased $288,000 from September 30, 1995, and the Company's current ratio decreased to 1.91:1 from 2.09:1 over the same time period.

On November 27, 1995, the Company renewed a bank line of credit ("line") which provides for borrowings up to 70% of eligible accounts receivable, not to exceed $500,000, which expires November 15, 1996. Interest is charged at the bank's prime rate plus 2% provided that the interest rate in effect each month shall not be less than 7.5% per annum, and is payable monthly. This line is secured by the Company's accounts receivable, inventory and fixed assets. The agreement, as amended, contains various restrictive covenants requiring, among other matters, the maintenance of minimum levels of tangible net worth and certain financial ratios, including debt to net worth. At December 31, 1995, the Company was in compliance with the restrictive covenants of the line. No borrowings were outstanding under the line at December 31, 1995.

The Company believes that the cash on hand, funds generated from operations and the Company's line of credit will adequately finance the Company's operations during fiscal 1996.

EIP MICROWAVE, INC.

PART II - OTHER INFORMATION

Item 2.   Changes in Securities

The existing credit facility between the Company and its commercial bank contains restrictions on dividend payments and financial ratios regarding, among other matters, the maintenance of minimal levels of profitability and tangible net worth, minimum quick ratio and limits of debt to net worth. The credit agreement is more fully described in Part I/Item 2 - Financial Condition.

Item 4.   Submission of Matters to a Vote of Security Holders

          (a) No matter was submitted to a vote of the security holders during the period covered by this report, through solicitation of proxies or otherwise.

          (b)  Subsequent Event Disclosure:

               The Company held its Annual Meeting of Stockholders on February 7, 1996. Two items were voted on by the stockholders.



          (1) J.Sidney Webb was re-elected as a Class II member of the Board of Directors with term expiring at the 1999 Annual Meeting. The votes cast for or withheld for J. Sidney Webb were as follows:
               For - 366,788; Withheld - 12,064. Mr. James J. Shelton did not seek re-election as a Class II director, and the Board has not
               nominated  another  candidate to fill the vacancy.   John F.
               Bishop, and J. Bradford Bishop, each a Class I director, and Robert D. Johnson a Class III director, were not up for re-election and continue in office.

          (2) The stockholders approved the Company's Amended and Restated 1994 Stock Option Plan, as adopted by the Board of Directors. Vote to approve as follows: For - 354,004; Against - 24,287; Abstain - 561.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               10(a)     Amended and Restated 1994 Stock Option Plan.

               27        Financial Data Schedule.

          b)   Reports on Form 8-K.

               The Company did not file with the Commission any reports on Form 8-K in the quarter ended December 31, 1995.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        EIP MICROWAVE, INC.
                                        -------------------
                                          (Registrant)


DATE:February 12, 1996                  BY:   /s/  J. BRADFORD BISHOP
                                             ------------------------
                                             J. Bradford Bishop
                                             Chairman of the Board and
                                             Chief Executive Officer



DATE:February 12, 1996                  BY:   /s/  JOHN ARDIZZONE
                                              --------------------
                                             John Ardizzone
                                             Vice President Operations and
                                             Chief Financial Officer

                              EIP MICROWAVE, INC.

                               INDEX TO EXHIBITS

                                                                 Sequentially
   Exhibit No.                Description                        Numbered Page
   -----------                -----------                        -------------
     10(a)     Amended and Restated 1994 Stock Option Plan.           12

     27        Financial Data Schedule                                16