Form 10KSB/A
period 1995-09-30
EIP MICROWAVE INC
filed 1996-02-23
CIK 26782

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                  FORM 10-KSB/A
  (Mark One)
     [ X ]     ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934  [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995.
                                       OR
     [     ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                           Commission file NO. 0-5351
                                           ----------

                             EIP MICROWAVE, INC.
            ----------------------------------------------------------
           (Name of small business issuer as specified in its charter)


           Delaware                                        95-2148645
 --------------------------------           ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

3 Civic Plaza, Suite 265, Newport Beach, California              92660
-------------------------------------------------------------------------------
  (Address of principal executive offices)                 (Zip Code)


Issuer's telephone number, including area code:             (714) 720-1766
                                                         ---------------------

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

    The number of sequentially numbered pages is 6.  Exhibit Index on page 3

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

                  Transitional Small Business Disclosure Format
                        (check one):  Yes  [   ]  No  [X]



     This Amendment No. 1 to Form 10-KSB for the fiscal year ended September 30, 1995, is hereby filed for the purpose of amending the Index to Exhibits thereto. The attached Index to Exhibits refers to the exhibits on the sequentially numbered pages of the Form 10-KSB.



                        ________________________________


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            EIP MICROWAVE, INC.


February 21, 1996                           By:/s/  John J. Ardizzone, Jr.
                                               -----------------------------
                                               John J. Ardizzone, Jr.
                                               Vice President Operations and
                                               Chief Financial Officer

                                INDEX TO EXHIBITS



                                                                                             Sequentially
Exhibit No.                            Description                                            Numbered Page
-----------                            -----------                                           --------------

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

 *  10(b)   Copy of the Company's medical reimbursement plan (entitled "Full
            Medical Coverage") covering certain officers, previously filed on
            December 23, 1981 (File No. 0-5351), as Exhibit 10(o) to Form 10-K
            Annual Report for fiscal year ended September 30, 1981, and incorporated herein by reference.

 *  10(c)   Company's Tax and Financial Counseling reimbursement plan covering officers, previously filed on December 23, 1981 (File No. 0-5351), as Exhibit 10(p) to Form 10-K Annual Report for fiscal year ended
            September 30, 1981, and incorporated herein by reference.

*    10(d)  EIP Microwave, Inc. Retirement/Savings Plan effective January 6, 1986, as amended and adopted by the Company on September 15, 1988, previously filed on December 1, 1988 (File No. 0-5351), as Exhibit 10(l) to Form
            10-K Annual Report for fiscal year ended September 30, 1988, and incorporated herein by reference.

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



--------------------
* Managment contract or compensatory plan or arrangement.



                                                                                              Sequentially
Exhibit No.                            Description                                            Numbered Page
-----------                            -----------                                            --------------


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

 *   10(j)  Employment Agreement dated March 1, 1994, between the Company and John F.
            Bishop, previously filed on December 29, 1994, as Exhibit 10(i) to the
            1994 Annual Report, and incorporated herein by reference.

  *  10(k)  Employment Agreement dated as of October 1, 1995, between the Company
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


--------------------------
* Management contract or compensatory plan or arrangement.



                                                                                             Sequentially
Exhibit No.                            Description                                           Numbered Page
-----------                            -----------                                           --------------


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

   * 10(q)  EIP Microwave, Inc. Stock Appreciation Rights Plan, adopted November 11, 1992, previously filed on December 20, 1992, as Exhibit 10(t) to the 1992 Annual
            Report, and incorporated herein by reference.

     10(r)  Written description of EIP Bonus Plan for Fiscal 1995 and 1996.                           50

     10(s)  Distribution Agreement dated October 1, 1992, between the Company and Marconi Instruments Limited, previously filed on December 20, 1992, as Exhibit 10(w) to the 1992 Annual Report, and incorporated herein by reference.

     10(t)  Termination letter to Marconi Instruments Ltd., dated June 22, 1995, terminating Cooperation Agreement, Distribution Agreement and Technical
            Collaboration Agreement, effective December 31, 1995.                                    51

    * 10(u) 1994 Stock Option Plan, previously filed on February 14, 1995, as
            Exhibit 10(a) to Form 10-QSB Quarterly Report for quarter ended December
            31, 1994, and incorporated herein by reference.

   * 10(v)  Non-qualified Stock Option Agreement-Form.                                              53


--------------------------
* Management contract or compensatory plan or arrangement.



                                                                                             Sequentially
Exhibit No.                            Description                                           Numbered Page
-----------                            -----------                                           --------------

     *  10(w)  Incentive Stock Option Agreement-Form.                                                   57

     ** 10(x)  Agreement dated as of September 11, 1995, between the Company and
               SRI International.                                                                       61

        13     Copy of Company's Annual Report to Stockholders for the fiscal year ended September 30, 1995, in the form to be disseminated to Stockholders, but only to the extent such report is expressly incorporated by reference herein, and such report is not otherwise to be deemed "filed" as a part of
               this Form 10-KSB Annual Report.                                                          79

        21     Subsidiaries of the Company.                                                            101

        27     Financial Data Schedule                                                                 102


--------------------------------
*    Management contract or compensatory plan or arrangement.
** Portions of this document are confidential, and have been omitted pursuant to 17 C.F.R. Section 240.24b-2 and filed separately with the Securities and Exchange Commission.