Form 10QSB
period 1996-03-31
EIP MICROWAVE INC
filed 1996-05-15
CIK 26782

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                    ---------------------------------------

                                   FORM 10-QSB
     (Mark One)

       [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF  1934

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

       [   ] Transition Report Under Section 13 or 15(d) of the Exchange Act
             For the transition period from           to
                                            ---------    ---------

                          COMMISSION FILE NUMBER 0-5351

                               EIP MICROWAVE, INC.
     ----------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                   Delaware                                95-2148645
- ---------------------------------------------  ---------------------------------
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
 or organization)

        3 Civic Plaza, Suite 265, Newport Beach, California       92660
     ----------------------------------------------------------------------
              (Address of principal executive offices)          (Zip Code)

                                 (714) 720-1766
                    ---------------------------------------
                           (Issuer's telephone number)


     ----------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       YES [ X ]   NO [    ]

OUTSTANDING COMMON STOCK: As of May 2, 1996, Registrant had only one class of common stock, and had 423,307 shares of this $.01 par value common stock outstanding.

Transitional Small Business Disclosure Format (check one): YES [  ]   NO [ X ]

                                                       Total Number of Pages: 17
                                                                Exhibit Index 11

                               EIP MICROWAVE, INC.

                                   FORM 10-QSB

                          QUARTER ENDED MARCH 31, 1996



Part I  FINANCIAL INFORMATION
- -----------------------------

    Item 1.  Condensed Consolidated Financial Statements (unaudited)

             Condensed Consolidated Balance Sheets as of
             March 31, 1996 and September 30, 1995                  Page     3

             Condensed Consolidated Statements of Operations and
             Retained Earnings for the three months and six months
             ended March 31, 1996 and 1995                          Page     4

             Condensed Consolidated Statements of Cash Flows for
             the six months ended March 31, 1996 and 1995           Page     5

             Notes to condensed consolidated financial statements   Page     6

    Item 2.  Management's Discussion and Analysis of Results of     Pages  7 - 8
             Operations and Financial Condition

Part II  OTHER INFORMATION
- --------------------------

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

EIP MICROWAVE, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data, unaudited)


                                         March 31,  September 30,
                                           1996         1995
                                         ---------  -------------
ASSETS

Current assets:
  Cash and cash equivalents               $   42      $  126
  Short-term investments                     332         319
                                          ------------------
                                             374         445
  Accounts receivable, net                   881       1,064
  Inventories                              1,225       1,133
  Prepaid expenses                            46          74
                                          ------------------
    Total current assets                   2,526       2,716

Property and equipment, net                  499         271
Other assets                                  15          30
                                          ------------------
                                          $3,040      $3,017
                                          ------------------
                                          ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                        $  770      $  610
  Accrued liabilities                        496         691
  Credit line debt                           180           -
                                          ------------------
    Total current liabilities              1,446       1,301

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value;
   authorized - 10,000,000 shares;
   423,307 issued and outstanding              5           5
  Additional paid-in capital                 844         844
  Retained earnings                          745         867
                                          ------------------
  Total stockholders' equity               1,594       1,716
                                          ------------------
                                          $3,040      $3,017
                                          ------------------
                                          ------------------

EIP MICROWAVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Dollars in thousands except per share data, unaudited)


                                              Three Months          Six Months
                                            Ended  March 31,      Ended  March 31,
                                             1996       1995      1996       1995
                                            -----------------     -----------------
Net sales                                   $1,684     $1,750      $3,244    $3,201
                                            ---------------------------------------
Costs and expenses:
   Cost of sales                             1,005        773       1,985     1,573
   Research, development and engineering       265        196         466       372
   Selling, general and administrative         520        661       1,052     1,170
   Interest and other, net                    (119)       (55)       (137)      (54)
                                            ---------------------------------------
     Total costs and expenses                1,671      1,575       3,366     3,061
                                            ---------------------------------------
Net income (loss)                               13        175        (122)      140

Retained earnings at beginning of period       732        707         867       742
                                            ---------------------------------------
Retained earnings at end of period          $  745      $ 882      $  745    $  882
                                            ---------------------------------------
Net income (loss) per share                 $  .03      $ .41      $ (.29)    $ .33
                                            ---------------------------------------
Weighted average common shares outstanding     423        423         423       423
                                            ---------------------------------------
                                            ---------------------------------------

EIP MICROWAVE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Increase (decrease) in cash

(Dollars in thousands, unaudited)



                                                             Six Months Ended
                                                          March 31,    March 31,
                                                            1996         1995
                                                          ---------    ---------
Cash flows from operating activities:
Net income (loss)                                           $(122)       $ 140
   Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating activities:
         Depreciation and amortization                         88           93
         (Gain) loss on sale of capital equipment             (50)           -
         Change in assets and liabilities:
            Accounts receivable, net                          183         (222)
            Inventories                                       (92)         (89)
            Prepaid expenses and other assets                  43            4
            Accounts payable, net                             160          (86)
            Accrued liabilities                              (195)          (2)
                                                            ------------------
   Cash provided by  (used in) operating activities            15         (162)
                                                            ------------------
   Cash flows from investing activities:
      Purchase of short-term investments                      (13)           -
      Capital expenditures                                   (327)          (1)
      Proceeds from the sale of capital equipment              61           29
                                                            ------------------
   Cash (used in) provided by investing activities           (279)          28
                                                            ------------------
   Cash flows from financing activities:
      Borrowings under line of credit                         180            -
                                                            ------------------
   Decrease in cash and cash equivalents                      (84)        (134)

   Cash and cash equivalents at beginning of period           126          211
                                                            ------------------
   Cash and cash equivalents at end of period               $  42        $  77
                                                            ------------------
                                                            ------------------

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

     (b)  Composition of certain balance sheet captions (dollars in thousands):

                                           March 31,       September 30,
                                             1996              1995
                                           ---------       -------------
          Inventories:
          Raw materials                     $   731           $   633
          Work-in-process                       480               489
          Finished goods                         14                11
                                            -------           -------
                                            $ 1,225           $ 1,133
                                            -------           -------
          Property and equipment:
          Cost                              $ 5,127           $ 5,158
          Accumulated depreciation           (4,628)           (4,887)
                                            -------           -------
                                            $   499           $   271
                                            -------           -------
                                            -------           -------

EIP MICROWAVE, INC.

PART I/ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net sales for the three months ended March 31, 1996, were $1,684,000, a 4% decrease from sales of $1,750,000 in the same period last year. Net sales for the six months ended March 31, 1996, were $3,244,000, a 1% increase from sales of $3,201,000 in the same period last year. The decrease in sales for the three month period ended March 31, 1996, was primarily attributable to a decline in sales of microwave counters to government contractors and commercial customers. The increase in sales for the six months period ended March 31, 1996, was primarily attributable to sales of product configured in the VXIbus format to government contractors.

Gross margin decreased to 40% in the second fiscal quarter of 1996, from 56% in the second fiscal quarter of 1995. Gross margin was 39% for the six months ended March 31, 1996, as compared to 51% for the same period last year. The decrease for both periods was primarily attributable to a lower average selling price on product sales for one government program. The Company expects the effect of this government program to diminish over the next fiscal quarter.

Incoming orders for the second fiscal quarter were $1,238,000, a 21% decrease from orders of $1,573,000 for the same period a year ago. Incoming orders for the six months ended March 31, 1996, were $2,554,000, a 21% decrease from orders of $3,234,000 for the same period a year ago. Backlog at March 31, 1996, was $481,000, a 42% decrease from a backlog of $836,000 at the end of the second fiscal quarter last year. The decrease in orders for both periods, and backlog, resulted primarily from a decrease in orders for product configured in the VXI format from government contractors, compared to the same periods a year ago.

Research, development and engineering expenses increased 35% to $265,000 in the second fiscal quarter of 1996, compared to $196,000 for the same quarter last year. Research, development and engineering expenses increased 25% to $466,000 for the six months ended March 31, 1996, compared to $372,000 for the same period last year. The increase in research, development and engineering expenses for both periods was primarily attributable to new product development expenditures.

Selling, general and administrative expenses decreased 21% to $520,000 during the second fiscal quarter of 1996, compared to $661,000 for the same quarter last year. Selling, general and administrative expenses decreased 10% to $1,052,000 for the six months ended March 31, 1996, compared to $1,170,000 for the same period last year. The decrease in selling, general and administrative expenses for both periods is due primarily to a deferral of advertising costs to subsequent quarters of fiscal 1996, and no accrued bonuses, compared to the same periods last year.

EIP MICROWAVE, INC.

PART I/ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

The Company earned net income of $13,000 for the second fiscal quarter of 1996, as compared to net income of $175,000 during the same period last year. A credit of $111,000 due to the forgiveness by the Company's Board of Directors of accrued directors' fees as of February 13, 1996, is included in second quarter net income. A net loss of $122,000 was recorded for the six months ended March 31, 1996, as compared to net income of $140,000 for the same period last year. A gain on sale of capital equipment of $50,000 is also included in the six month net loss ended March 31, 1996. The decrease in earnings for both periods, compared to the same periods last year, is primarily due to decreased gross margin resulting from product sales to one government program, and increased research, development and engineering expenses.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996, the Company's cash, cash equivalents and short-term investment balance was $374,000, as compared with a cash, cash equivalents and short-term investment balance of $445,000 at September 30, 1995. At March 31, 1996, the Company had no material commitments for capital expenditures. At March 31, 1996, working capital decreased $185,000 from September 30, 1995, and the Company's current ratio decreased to 1.95:1 from 2.09:1 over the same time period.

On November 27, 1995, the Company renewed its bank line of credit ("line") which provides for borrowings up to 70% of eligible accounts receivable, not to exceed $500,000, which expires November 15, 1996. Interest is charged at the bank's prime rate plus 2% provided that the interest rate in effect each month shall not be less than 7.5% per annum, and is payable monthly. This line is secured by the Company's accounts receivable, inventory and fixed assets. The agreement, as amended, contains various restrictive covenants requiring, among other matters, the maintenance of minimum levels of tangible net worth and certain financial ratios, including debt to net worth. At March 31, 1996, the Company was in compliance with the restrictive covenants of the line. However, the Company believes that it will not remain in compliance with such covenants during the remaining portion of fiscal 1996 unless it obtains a waiver from its lender. Borrowings of $180,000 were outstanding under the line at March 31, 1996.

The Company believes that the cash on hand, funds generated from operations and borrowings under the Company's line of credit will adequately finance the Company's operations during the remaining portion of fiscal 1996. If the Company is unable to obtain a waiver of noncompliance of the restrictive covenants under its line, the Company believes that additional funds sufficient to adequately finance its operations during fiscal 1996 can be obtained from the liquidation of its short-term investments and further reductions in expenses.

EIP MICROWAVE, INC.

PART II - OTHER INFORMATION
- ---------------------------

Item 2.  Changes in Securities

The existing credit facility between the Company and its commercial bank contains restrictions on dividend payments and financial ratios regarding, among other matters, the maintenance of minimal levels of profitability and tangible net worth, minimum quick ratio and limits of debt to net worth. The credit agreement is more fully described in Part I/Item 2 - Liquidity and Capital Resources.

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Company held its Annual Meeting of Stockholders on February 7, 1996. Two items were voted on by the stockholders.

         (1) J. Sidney Webb was re-elected as a Class II member of the Board of Directors with term expiring at the 1999 Annual Meeting. The votes cast for or withheld for J. Sidney Webb were as follows:
              For - 366,788; Withheld - 12,064. Mr. James J. Shelton did not seek re-election as a Class II director, and the Board did not nominate another candidate at or prior to the Annual Meeting to fill the vacancy. John F. Bishop, and J. Bradford Bishop, each a Class I director, and Robert D. Johnson a Class III director, were not up for re-election and continue in office.

         (2) The stockholders approved the Company's Amended and Restated 1994 Stock Option Plan, as adopted by the Board of Directors. Vote to approve as follows: For - 354,004; Against - 24,287;
              Abstain - 561.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.

              10(a) Indemnification Agreement dated February 13, 1996, between the Company and Michael E. Johnson.

              27     Financial Data Schedule.

         (b)  Reports on Form 8-K.

              The Company did not file with the Commission any reports on Form 8-K in the quarter ended March 31, 1996.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       EIP MICROWAVE, INC.
                                       -------------------
                                           (Registrant)


DATE:    May 10, 1996                  BY: /s/ J. Bradford Bishop
                                          ---------------------------------
                                            J. Bradford Bishop
                                            Chairman of the Board and
                                            Chief Executive Officer



DATE:     May 10, 1996                 BY: /s/ John Ardizzone
                                          ---------------------------------
                                            John Ardizzone
                                            Vice President Operations and
                                            Chief Financial Officer

                                EIP MICROWAVE, INC.

                                 INDEX TO EXHIBITS

                                                                    Sequentially
Exhibit No.                        Description                     Numbered Page
- -----------                        -----------                     -------------

   10(a)      Indemnification Agreement dated February 13, 1996,
              between the Company and Michael E. Johnson                 12

   27         Financial Data Schedule                                    17