Form 10QSB
period 1996-06-30
EIP MICROWAVE INC
filed 1996-08-14
CIK 26782

                         SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549
                       ________________________________________

                                    FORM 10-QSB
(Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

  [ ] Transition Report Under Section 13 or 15(d) of the Exchange Act For the transition period from __________ to ___________

                         COMMISSION FILE NUMBER 0-5351

                              EIP MICROWAVE, INC.
- --------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                Delaware                                   95-2148645
- ---------------------------------------------  ---------------------------------
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
 or organization)

 3 Civic Plaza, Suite 265, Newport Beach, California            92660
- --------------------------------------------------------------------------------
    (Address of principal executive offices)                  (Zip Code)

                                 (714) 720-1766
                     --------------------------------------
                            (Issuer's telephone number)

  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   YES [X]   NO [ ]

OUTSTANDING COMMON STOCK: As of August 5, 1996, Registrant had only one class of common stock, and had 423,307 shares of this $.01 par value common stock outstanding.

Transitional Small Business Disclosure Format (check one):  YES [ ]   NO [X]

                                                     Total Number of Pages: 14
                                                              Exhibit Index 11

                            EIP MICROWAVE, INC.

                               FORM 10-QSB

                         Quarter Ended June 30, 1996




PART I    FINANCIAL INFORMATION

   Item 1.  Condensed Consolidated Financial Statements (unaudited)

            Condensed Consolidated Balance Sheets as of
             June 30, 1996 and September 30, 1995                    Page     3

            Condensed Consolidated Statements of Operations and
             Retained Earnings for the three months and nine months
             ended June 30, 1996 and 1995                            Page     4

            Condensed Consolidated Statements of Cash Flows for
             the nine months ended June 30, 1996 and 1995            Page      5

            Notes to condensed consolidated financial statements     Page      6

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

EIP MICROWAVE, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data, unaudited)

                                              June 30,       September 30,
                                               1996              1995
                                           ------------   -----------------
ASSETS

Current assets:
  Cash and cash equivalents                   $   48           $  126
  Short-term investments                         338              319
                                           --------------------------------
                                                 386              445
  Accounts receivable, net                       787            1,064
  Inventories                                  1,016            1,133
  Prepaid expenses                                56               74
                                           --------------------------------
   Total current assets                        2,245            2,716
                                           --------------------------------
Property and equipment, net                      473              271
Other assets                                      15               30
                                           --------------------------------
                                              $2,733           $3,017
                                           --------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                            $  611           $  610
  Accrued liabilities                            540              691
  Credit line debt                               185                -
                                           --------------------------------
   Total current liabilities                   1,336            1,301
                                           --------------------------------

Commitments and contingencies

Stockholders' equity:
 Common stock, $.01 par value,
    authorized -10,000,000 shares;
    423,307 issued and outstanding                 5                5
 Additional paid-in capital                      844              844
 Retained earnings                               548              867
                                           --------------------------------
   Total stockholders' equity                  1,397            1,716
                                           --------------------------------
                                              $2,733           $3,017
                                           --------------------------------

EIP MICROWAVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (Dollars in thousands, except per share data, unaudited)


                                               Three Months         Nine Months
                                               Ended June 30,      Ended June 30,
                                              1996        1995    1996        1995
                                             ------------------  ------------------
Net sales                                    $1,642     $1,679   $4,886     $4,880

Costs and expenses:
 Cost of sales                                1,090        964    3,075      2,537
 Research, development and engineering          258        172      724        544
 Selling, general and administrative            496        540    1,548      1,710
 Interest and other, net                         (5)       (20)    (142)       (75)
                                             --------------------------------------
  Total costs and expenses                    1,839      1,656    5,205      4,716
                                             --------------------------------------
Net income (loss) before income tax            (197)        23     (319)       164
Income tax provision                              0          0        0          1
                                             --------------------------------------
Net income (loss)                              (197)        23     (319)       163

Retained earnings at beginning of period        745        882      867        742
                                             --------------------------------------
Retained earnings at end of period           $  548     $  905   $  548     $  905
                                             --------------------------------------

Net income (loss) per share                  $ (.47)    $  .05   $ (.75)    $  .39
                                             --------------------------------------

Weighted average common shares outstanding      423        423      423        423
                                             --------------------------------------

EIP MICROWAVE, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Increase (decrease) in cash

(Dollars in thousands, unaudited)

                                                              Nine Months Ended
                                                             June 30,    June 30,
                                                              1996         1995
                                                            ---------   ---------
Cash flows from operating activities:
Net income (loss)                                            $(319)       $ 163
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities:
     Depreciation and amortization                             134          144
     (Gain) loss on sale of capital equipment                  (50)           -
     Change in assets and liabilities:
      Accounts receivable, net                                 277          (42)
      Inventories                                              117         (146)
      Prepaid expenses and other assets                         33           (1)
      Accounts payable                                           1         (129)
      Accrued liabilities                                     (151)          (3)
                                                            ---------------------
Cash provided by (used in) operating activities                 42          (14)
                                                            ---------   ---------

Cash flows from investing activities:
  Purchase of short-term investments                           (19)           4
  Capital expenditures                                        (347)          (9)
  Proceeds from sale of capital equipment                       61           28
                                                            ---------   ---------
Cash (used in) provided by investing activities               (305)          23
                                                            ---------   ---------

Cash flows from financing activities:
  Borrowings under line of credit                              185            -

(Decrease) in cash and equivalents                             (78)           9

Cash and cash equivalents at beginning of period               126          211
                                                            ---------   ---------
Cash and cash equivalents at end of period                   $  48        $ 220
                                                            ---------   ---------

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

  (b) Composition of certain balance sheet captions (dollars in thousands):

                                        June 30,    September 30,
                                         1996           1995
                                       ---------   ---------------
      Inventories:
      Raw materials                     $   656        $  633
      Work-in-process                       352           489
      Finished goods                          8            11
                                       ---------     ---------
                                        $ 1,016       $ 1,133
                                       ---------     ---------

      Property and equipment:
      Cost                              $ 5,147       $ 5,158
      Accumulated depreciation           (4,674)       (4,887)
                                       ---------     ---------
                                        $   473       $   271
                                       ---------     ---------

EIP MICROWAVE, INC.

PART I/ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net sales for the three months ended June 30, 1996, were $1,642,000, a 2% decrease from net sales of $1,679,000 in the same period last year. Net sales for the nine months ended June 30, 1996, were $4,886,000, comparable to net sales of $4,880,000 for the same period last year. The decrease in net sales for the three month period ended June 30, 1996, was primarily attributable to a decline in sales of microwave counters to government contractors and commercial customers. Sales of microwave counters have been and will be affected by a delay in the expected introduction of a new microwave counter by the Company.

Gross margin decreased to 34% in the third fiscal quarter of 1996, from 43% in the third fiscal quarter of 1995. Gross margin was 37% for the nine months ended June 30, 1996, as compared to 48% for the same period last year. The decrease for both periods was primarily attributable to a lower average selling price on product sales for one government program. Due to new product orders for this government program, the Company expects the lower average selling price under this program to continue to impact the Company's overall gross margin.

Incoming orders for the third fiscal quarter were $2,453,000, comparable to orders of $2,445,000 for the same period a year ago. Incoming orders for the nine months ended June 30, 1996, were $5,007,000, a 12% decrease from orders of $5,679,000 for the same period a year ago. Backlog at June 30, 1996, was $1,292,000, a 19% decrease from a backlog of $1,602,000 at the end of the third fiscal quarter last year. The decrease in orders for the nine month period ended June 30, 1996, and backlog, resulted primarily from a decrease in orders from government contractors for product configured in the VXIbus format, and a decrease in orders of microwave counters from government contractors and commercial customers, compared to the same period last year.

Research, development and engineering expenses increased 50% to $258,000 in the third fiscal quarter of 1996, compared to $172,000 for the same quarter last year. Research, development and engineering expenses increased 33% to $724,000 for the nine months ended June 30, 1996, compared to $544,000 for the same period last year. The increase in research, development and engineering expenses for both periods was primarily attributable to new product development expenditures.

Selling, general and administrative expenses decreased 8% to $496,000 during the third fiscal quarter of 1996, compared to $540,000 for the same quarter last year. Selling, general and administrative expenses decreased 9% to $1,548,000 for the nine months ended June 30, 1996, compared to $1,710,000 in the same period last year. The decrease in selling, general and administrative expenses for both periods is due primarily to a deferral of advertising costs until the introduction of the Company's next new product, and to no accrued bonuses, compared to the same periods last year.

EIP MICROWAVE, INC.

PART I/ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)

The Company incurred a net loss of $197,000 for the third fiscal quarter of 1996, as compared to net income of $23,000 during the same period last year. The Company incurred a net loss of $319,000 for the nine months ended June 30, 1996, as compared to net income of $163,000 for the same period last year. A credit of $111,000 due to the forgiveness by the Company's Board of Directors of accrued directors' fees as of February 13, 1996, is included in the nine month net loss ended June 30, 1996. A gain on sale of capital equipment of $50,000 is also included in the nine month net loss ended June 30, 1996. The decrease in earnings for both periods, compared to the same periods last year, is primarily due to a decreased gross margin resulting from product sales to one government program, and to increased research, development and engineering expenses. In addition, earnings have been and will be affected by the decrease in microwave counter sales and the delay in new product introduction.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Company's cash, cash equivalents and short-term investment balance was $386,000, as compared with a cash, cash equivalents and short-term investment balance of $445,000 at September 30, 1995. At June 30, 1996, the Company had no material commitments for capital expenditures. At June 30, 1996, working capital decreased $506,000, from September 30, 1995, and the Company's current ratio decreased to 1.68:1 from 2.09:1 over the same time period.

On November 27, 1995, the Company renewed its bank line of credit ("line") which was modified on June 28, 1996, and which as modified provides for borrowings up to 60% of eligible accounts receivable, not to exceed $500,000, which expires November 15, 1996. Interest is charged at the bank's prime rate plus 3% provided that the interest rate in effect each month shall not be less than 10% per annum, and is payable monthly. This line is secured by the Company's accounts receivable, inventory and fixed assets. The agreement, as modified, contains various restrictive covenants requiring, among other matters, the maintenance of minimum levels of tangible net worth and profitability and certain financial ratios, including minimum quick ratio and maximum debt to net worth ratio. At June 30, 1996, the Company was in compliance with the restrictive covenants of the line as modified.
Borrowings of $185,000 were outstanding under the line at June 30, 1996.

The Company believes that the cash on hand and funds generated from operations and borrowings under the Company's line of credit will adequately finance the Company's operations during the remaining portion of fiscal 1996. If the Company is unable to maintain compliance with the restrictive covenants under its line, the Company believes that additional funds sufficient to adequately finance its operations during fiscal 1996 can be obtained from the liquidation of its short-term investments and further reductions in expenses.

EIP MICROWAVE, INC.

PART II - OTHER INFORMATION

Item 2.  Changes in Securities

The existing credit facility between the Company and its commercial bank contains restrictions on dividend payments and various restrictive covenants. The credit agreement is more fully described in Part I/Item 2 - Liquidity and Capital Resources.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         10(a) Loan Modification Agreement dated as of June 28, 1996 between the
               Company and Silicon Valley Bank.

         27    Financial Data Schedule.

     (b) Reports on Form 8-K.

         The Company did not file with the Commission any reports on Form 8-K in the quarter ended June 30, 1996.

                                    SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                EIP MICROWAVE, INC.
                                -------------------
                                   (Registrant)


DATE: August 9, 1996            BY: /s/  J. Bradford Bishop
                                    -------------------------------
                                    J. Bradford Bishop
                                    Chairman of the Board and
                                    Chief Executive Officer



DATE: August 9, 1996            BY: /s/  John Ardizzone
                                    -------------------------------
                                    John Ardizzone
                                    Vice President - Operations and
                                    Chief Financial Officer

                               EIP MICROWAVE, INC.

                               INDEX TO EXHIBITS

                                                    Sequentially
Exhibit No.                 Description            Numbered Page
- -----------                 -----------            -------------

10(a)           Loan Modification Agreement dated
                as of June 28, 1996 between the
                Company and Silicon Valley Bank         12

  27            Financial Data Schedule                 14