Form 10KSB
period 1996-09-30
EIP MICROWAVE INC
filed 1996-12-30
CIK 26782

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                   FORM 10-KSB
(Mark One)
   [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996.

   [ ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                           Commission file NO. 0-5351

                               EIP MICROWAVE, INC.
     ----------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

          Delaware                                          95-2148645
---------------------------------                     --------------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                         Identification Number)

     3 Civic Plaza, Suite 265, Newport Beach, California          92660
--------------------------------------------------------------------------------
           (Address of principal executive offices)              (Zip Code)

Issuer's telephone number, including area code:                (714) 720-1766
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

                                Yes [X]    No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended September 30, 1996, were $6,492,000. The aggregate market value of the voting stock held by non-affiliates of the issuer, computed by reference to the average bid and asked prices as of December 20, 1996, was approximately $663,000. For purposes of this determination only, directors and officers of the issuer have been assumed to be affiliates. There were a total of 424,907 shares of the issuer's common stock outstanding as of December 20, 1996.

   The number of sequentially numbered pages is 67.  Exhibit Index on page 28

                       DOCUMENTS INCORPORATED BY REFERENCE


(1) Portions of the Definitive Proxy Statement filed with Securities and Exchange Commission relating to the Company's 1997 Annual Meeting of Stockholders - Part III.

                  Transitional Small Business Disclosure Format
                        (check one):  Yes  [ ]   No  [X]

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

     THE FOLLOWING DISCUSSION CONTAINS TREND INFORMATION AND OTHER FORWARD-LOOKING STATEMENTS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. THE ACTUAL RESULTS OF EIP MICROWAVE, INC. (THE "COMPANY") COULD DIFFER MATERIALLY FROM THE COMPANY'S HISTORICAL RESULTS OF OPERATIONS AND THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY INCLUDE, BUT ARE NOT LIMITED TO, THOSE IDENTIFIED IN "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - CERTAIN FACTORS."

GENERAL/PRODUCTS

     The Company was incorporated under the laws of the State of Delaware in 1987 under the name EIP Microwave, Inc. The predecessor corporation was organized under the laws of California in 1961, and merged with the Company in 1987.

     The Company is engaged in a single industry segment constituting the development, manufacture and sale of high frequency microwave and radio frequency (RF) test and measurement instruments. These instruments include microwave heterodyne-type automatic frequency counters, microwave and RF pulse frequency counters, microwave and RF synthesized signal generators, pulse generators, and downconverters. All of these products are electronic devices which are used in the design, manufacture and maintenance of microwave and RF products and systems throughout the world.

     Stand-alone microwave frequency counters represented 50% of net sales in 1996, 64% of sales in 1995, and 75% of sales in 1994. The balance of sales in those years was mainly derived from the Company's VXIbus-based products. VXIbus is a hardware and software standard for modular instrumentation. EIP manufactures individual modules in the VXIbus format that provide various functions, including frequency measurement, synthesized signal generation, downconversion and modulation. These modules plug in to standardized racks that supply power and computer resources.

     The Company designs and manufactures its own YIG (Yitrium iron garnet) filters, which are a key feature of many EIP microwave products. Additionally, the Company manufactures hybrid microwave integrated circuits (MICs) and proprietary microwave subassemblies used in its microwave products. The Company's YIG and MIC capabilities provide its microwave products with competitively superior performance, protection from overload, and compact size.

     During fiscal 1995, the Company obtained rights to purchase and resell, on an original equipment manufacturer basis, VXI-based multipurpose synthesized RF data modulators from SRI International. During fiscal 1994, the Company introduced a microwave pulse frequency counter with peak power measurement capability.

MARKETS/PRINCIPAL CUSTOMERS

     The Company has a variety of customers worldwide for its microwave products, including the military, government agencies, government subcontractors, the telecommunications industry, the aerospace industry, and research and development facilities. The primary customers for the Company's RF products are telecommunication companies. The Company's principal customers include Grumman, Lockheed Martin, Kelly Air Force Base, Hughes Aircraft, and Harris Corporation.

     The Company sells its microwave products to approximately 1,000 customers, of which sales to the United States Government and its contractors comprised approximately 33%, 36%, and 44%, of net sales for fiscal years 1996, 1995, and 1994, respectively. Foreign sales represented 36% of net sales in fiscal 1996, 43% of net sales in fiscal 1995, and 36% of net sales in fiscal 1994.

METHODS OF DISTRIBUTION

     The Company uses independent manufacturers' representatives for distribution in the United States and in foreign countries. The Company provides service and technical support to its manufacturers' representatives, and directly to its customers.

     From November 1992 until December 1995, the Company's products were distributed in a number of foreign countries through an exclusive distribution agreement with Marconi Instruments, a subsidiary of The General Electric Company, Plc. of England. Foreign sales through Marconi Instruments represented 19% and 16% of net sales in fiscal 1995 and 1994, respectively. The Company has since established agreements with other independent manufacturers' representatives in these countries previously covered by Marconi Instruments.

COMPETITION

     The Company believes there are three to six competitors in the respective markets in which it competes; however, reliable data on sales and profits of most of the Company's competitors is not readily available because the competitors are either privately held or are separate divisions of large publicly held companies which do not separately report financial results for competing divisions.

     The markets in which the Company's frequency counters are sold are well-defined and narrow markets which have become increasingly competitive both in the United States and abroad. Within these narrow markets, the Company believes it holds a significant competitive position, generally believed to be number two or three in market share. The Company encounters competition, however, from certain firms which are substantially larger and have greater financial resources than the Company; the dominant competitor is believed to be Hewlett-Packard.

     The market for the microwave synthesized signal generators is considered to be larger than the microwave frequency counter market. As the market for this type of product is still just emerging, we are not able to determine market share. At present, the only other known supplier of VXIbus synthesized signal generators is Giga-tronics.

     The Company's VXIbus pulse generator and downconverter are sold primarily as companion products for integrated systems. Competitors for the pulse generator include Wavetek and Tektronix. There is no known current direct competition for the VXIbus downconverter.

     Competition is based upon performance, reliability, product design, availability and price and is characterized by technological change.

RESEARCH, DEVELOPMENT AND ENGINEERING

     Management believes that the Company's future success is dependent to a significant extent upon engineering and new product development. Expenditures for research, development and engineering during the past three years have ranged between 17% and 11% of annual net sales. Research, development and engineering expenditures were $978,000, $742,000, and $620,000, for fiscal years ended September 30, 1996, 1995, and 1994, respectively. All of the Company's research, development and engineering activities have been Company-funded.

RAW MATERIALS

     The principal raw materials used by the Company in its manufacturing operations include capacitors, resistors, semiconductors, integrated circuits, transformers, printed circuit boards, display devices, and metal and plastic cases, most of which are purchased from outside suppliers. For the majority of materials, the Company has access to many suppliers, and believes that it is not dependent upon any one supplier, and that adequate alternate sources for its materials are, for the most part, readily available. There are, however, many applications which require specialized components currently available, in each instance, only through a single source of supply. The loss of any of these sources, or the inability of any such source to meet the Company's production and quality control requirements, could be detrimental to the Company with respect to the specific products involved.

EMPLOYEES

     The Company had 52 employees at September 30, 1996, 49 of whom were full time and 3 part time. The Company is not a party to any collective bargaining agreements, and the Company believes its relations with employees are excellent.

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

ITEM 2.   PROPERTIES

     The Company leases a 20,331 square foot one story, concrete structure located in Milpitas, California, which contains production, warehouse and office facilities. The lease term continues until October 1998, with an option to renew for an additional three years. The annual rent for the current term is $226,000 plus applicable real property taxes and insurance. The Company also leases 978 square feet of space as the Company's corporate offices, at a monthly rate of $1,320 on a month-to-month basis, located in Newport Beach, California. The current facilities are believed by the Company to be suitable and adequate for its present requirements.

     The Company also owns and uses machinery, equipment, and furniture with an original cost of approximately $5,319,000, and leases and uses equipment with capital lease obligations of $129,000 at September 30, 1996. This personal property is believed to be in acceptable condition. The Company's management believes the facilities and all machinery and equipment of the Company are adequately insured.

     The Company does not have any investments in real estate, real estate mortgages or securities of persons primarily engaged in real estate activities, and has no present policy or limitations with respect to any such future investments.

ITEM 3.   LEGAL PROCEEDINGS

     There are no pending legal proceedings to which the Company or its subsidiary is a party or of which any of their property is the subject. The Company is not aware of any such legal proceeding contemplated by a governmental authority.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of fiscal 1996 no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded over-the-counter on the NASDAQ Small Cap system.

     The following table reflects the high and low bid information for the common stock of the Company based on quotes provided by NASDAQ Small Cap. These quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

 1996                 BID                1995                   BID
                  HIGH      LOW                            HIGH      LOW
 First Quarter    5 1/2     1 1/2        First Quarter     3 1/4     1 3/4
 Second Quarter   7 1/4     2 3/4        Second Quarter    7         1 3/4
 Third Quarter    7 1/2     2            Third Quarter     9 1/4     1 1/4
 Fourth Quarter   6 3/4     3 1/2        Fourth Quarter    7 1/2     5 1/2

     The number of stockholders of record as of December 20, 1996 was 144.

     No dividends were paid during the past two fiscal years. Under the terms of agreements with the Company's senior and subordinated lenders, the Company may not pay or declare dividends without the lenders' prior written consent.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION

     THE FOLLOWING DISCUSSION CONTAINS TREND INFORMATION AND OTHER FORWARD-LOOKING STATEMENTS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE COMPANY'S HISTORICAL RESULTS OF OPERATIONS AND THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY INCLUDE, BUT ARE NOT LIMITED TO, THOSE IDENTIFIED UNDER THE HEADING "CERTAIN FACTORS" BELOW.

RESULTS OF OPERATIONS

     Net sales for fiscal 1996 were $6,492,000, a 3% decrease from fiscal 1995 sales of $6,721,000. The decrease in net sales in fiscal 1996, compared to the prior year, was primarily attributable to market softness for the Company's products. The 25% increase in fiscal 1995 net sales, compared to fiscal 1994 net sales of $5,389,000 was primarily attributable to increased international sales, orders from government contractors, and sales of products configured in the VXIbus format. Foreign exchange rate fluctuations did not have a material impact on net sales or gross profit margins for the last three fiscal years.

     The Company's gross profit margin decreased in fiscal 1996 to 37%, from 46% in fiscal 1995, and 44% in fiscal 1994. The decrease in the fiscal 1996 gross profit margin, compared to fiscal 1995 and fiscal 1994, is primarily due to a sales mix shift from higher margin stand-alone counter products to lower margin VXIbus products and lower than expected gross profit margin on these VXI products.

     Inflation did not have a material effect on revenues nor gross profit during fiscal years 1996, 1995 or 1994.

     Incoming orders for fiscal 1996 were $6,115,000, a 14% decrease from $7,127,000 for the same period a year ago. Backlog at September 30, 1996, was $763,000, a 37% decrease from $1,210,000 at September 30, 1995. The decrease in orders and backlog in fiscal 1996, compared to the prior year, was primarily due to a 36% decrease in large government-related orders.

     Incoming orders for the fiscal 1995 year increased 20% from $5,929,000 for the same period of the previous year. Backlog at September 30, 1995 increased 40% from $862,000 at September 30, 1994. The increases in orders and backlog for fiscal 1995, compared to fiscal 1994, were primarily due to increased international orders, orders from government contractors, and orders for products configured in the VXIbus format.

     Research, development and engineering expenditures increased 32% to $978,000 in fiscal 1996, from $742,000 in the prior fiscal year. The increase in fiscal 1996, compared to fiscal 1995, was a result of increased new product development expenditures, primarily to support a new frequency measurement product currently under development. Research, development and engineering expenditures in fiscal 1995 increased 20%, compared to $620,000 in fiscal year 1994, due to increased new product development expenditures. The majority of the fiscal 1996 and 1995 investment was in the development of non-VXIbus standard product.

     Selling, general and administrative expenses decreased 9% in fiscal 1996 to $2,084,000, compared to $2,289,000 in fiscal 1995, primarily due to the decrease in commission expense resulting from lower sales volume, and a decrease in advertising expenses. Selling, general and administrative expenses increased 4% in fiscal 1995 to $2,289,000, compared to $2,197,000 in fiscal 1994, primarily due to increased commission expense resulting from increased sales volume.

     During fiscal 1996, the Board of Directors waived fees owed to them by the Company totaling $112,000. The reversal of previously accrued fees was included in "Interest and other, net" cost and expenses in the statement of operations, and thereby reduced the net loss for the year ended September 30, 1996.

     The Company earned interest and dividend income of $26,000, $25,000, and $4,000, during fiscal 1996, 1995, and 1994, respectively. The increase in interest and dividend income earned in fiscal 1996 and fiscal 1995, as compared to fiscal 1994, was primarily due to increased earnings performance in short-term securities. Also included in interest and other for fiscal 1996 and fiscal 1995, are gains on sales of fixed assets of $14,000 and $56,000, respectively.

     As a result of the foregoing, the Company incurred a loss of $493,000 in fiscal 1996, as compared to earnings of $125,000 in fiscal 1995, and a net loss of $453,000 in fiscal 1994.

FINANCIAL CONDITION

     At September 30, 1996, the Company's cash, cash equivalents and short-term investment balance was $540,000, as compared to $445,000, at September 30, 1995. The Company's accounts payable balance was $706,000 at September 30, 1996, compared to $610,000 at September 30, 1995. At September 30, 1996, the Company had no material commitments for capital expenditures.

     Working capital decreased by $724,000 in fiscal 1996, after an increase of $313,000 in fiscal 1995. The Company's current ratio decreased to 1.42:1 at September 30, 1996, from 2.09:1 at September 30, 1995.

     As of September 30, 1996, the Company had a bank line of credit ("line") which provided for borrowings up to $500,000, not to exceed 60% of eligible accounts receivable. The balance outstanding was $185,000 as of September 30, 1996. The line bears interest at the bank's prime rate plus 3% per annum, provided that the interest rate in effect each month shall not be less than 10% per annum, and is payable monthly (11.25% as of September 30, 1996). The line contains various restrictive covenants requiring, among other matters, the maintenance of minimum levels of tangible net worth and profitability and certain financial ratios, including minimum quick ratio and maximum debt to net worth ratio.
The line also precludes or limits the Company in taking certain actions, such as paying dividends, making loans, making acquisitions or incurring indebtedness, without the bank's prior written consent. The line is secured by substantially all of the Company's assets. As of November 15, 1996, the bank extended the maturity date of the line to January 15, 1997 and amended certain restrictive covenants, but limited borrowings to the $185,000 outstanding. As of September 30, 1996, the Company was in compliance with the restrictive covenants of the line, as so amended. The Company is in the process of renewing its line through January 1998 with an increase in available borrowing from $185,000 to $500,000. Management believes the Company will be able to renew the line on such terms. However, in the event that the line of credit negotiations are not successful or the Company is unable to maintain compliance with financial covenants, J. Bradford Bishop, the Chairman and Chief Executive Officer of the Company, and John F. Bishop, the Vice Chairman, Treasurer and Secretary of the Company (the "Bishops") have agreed to finance up to $500,000 of working capital (in addition to funds provided under the subordinated loan agreement (described below)) on terms acceptable to the Bishops and the Company to replace the line of credit.

     On December 16, 1996, the Company entered a subordinated loan agreement with the Bishops. This agreement provides for borrowings up to a maximum aggregate amount of $600,000 by the Company. The commitment of the Bishops to make advances to the Company expires on February 1, 1998, and all advances must be repaid by February 1, 2000. Interest is charged at 8% per annum, and is payable quarterly. The advances are secured by substantially all of the assets of the Company and are subordinated to the Company's bank line of credit. The agreement contains various restrictive covenants. In connection with the subordinated loan agreement, the Company will issue warrants entitling the Bishops to purchase up to 90,000 shares of the Company's common stock at $3.00 per share. The warrants expire on December 16, 2001.

     Future performance and levels of capital expenditures could reduce the total amount of funds available under the bank line of credit and the subordinated loan agreement at any given time.

     The Company believes that cash on hand, funds available under the bank line of credit and subordinated loan agreement, and funds generated from operations will provide for the cash requirements for fiscal 1997.

CERTAIN FACTORS

     IN ADDITION TO THE FACTORS DISCUSSED ELSEWHERE IN THIS 1996 ANNUAL REPORT AND FORM 10-KSB, THE FOLLOWING ARE IMPORTANT FACTORS WHICH COULD CAUSE ACTUAL RESULTS OR EVENTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY FORWARD-LOOKING STATEMENT MADE BY OR ON BEHALF OF THE COMPANY.

     PRODUCT DEVELOPMENT AND INTRODUCTION

     The Company expects to continue to invest in research and development of new products, and anticipates the introduction of a new frequency measurement product in fiscal year 1997. Due to the uncertainty associated with any product development and introduction (such as delays in development and lack of market acceptance of the new product), there can be no assurances that the Company's development and introduction efforts will be successful. If the Company does not successfully introduce a new frequency measurement product in fiscal year 1997, the Company's business, financial condition and results of operations will be materially adversely effected.

     LIQUIDITY

     The Company's fiscal 1997 operating plan assumes that additional financing will be necessary to fund its 1997 operations. The Company is in the process of renewing its bank line of credit through January 1998 and increasing its availability under the line of credit up to $500,000 (see description under "Financial Condition" above). The inability to successfully renew the bank line of credit with the availability requested by the Company could have a material adverse effect on the Company's business, financial condition and results of operations. If the Company is unable to secure an alternate source of capital, it may be required to significantly curtail its planned operations.

     Although the Company believes that its existing and available cash resources, together with the requested availability under a renewed bank line of credit, should be sufficient to meet its needs for fiscal year 1997, there can be no assurance that such cash resources will be sufficient to satisfy the Company's operating requirements. The actual cash resources required will depend upon numerous factors, including those described under "Product Development and Introduction" above and "Other Factors" below.

     OTHER FACTORS

     The Company's results of operations are also affected by a wide variety of other factors, including fluctuations in customer demand, competitive factors (such as pricing pressures on existing products and the timing and market acceptance of new product introductions by competitors of the Company), and both general economic conditions and conditions specific to the microwave and RF test and measurement industry.

     Due to the foregoing and other factors, past results are not a reliable predictor of future results. In addition, the securities of many technology and developmental companies, such as the Company, have historically been subject to extensive price and volume fluctuations that may adversely affect the market price of their common stock.

ITEM 7.   FINANCIAL STATEMENTS


     Reference is made to the Financial Statements, together with the notes thereto and the report thereon of Price Waterhouse LLP appearing on the pages of this report set forth below:

                                                                       Page(s)
                                                                       -------
Consolidated Balance Sheets as of September 30, 1996 and 1995            12
Consolidated Statements of Operations for the three years ended
     September 30, 1996.                                                 13
Consolidated Statements of Stockholders' Equity for the three years
     ended September 30, 1996.                                           13
Consolidated Statements of Cash Flows for the three years ended
     September 30, 1996.                                                 14
Notes to Consolidated Financial Statements                              15-21
Report of Independent Accountants                                        22

CONSOLIDATED BALANCE SHEETS


(Dollars in thousands, except share data)                  September 30,       September 30,
                                                                1996               1995
ASSETS

Current assets:
  Cash and cash equivalents                                 $    216           $    126
  Short-term investments                                         324                319
                                                            ---------------------------
                                                                 540                445
  Accounts receivable, net                                       686              1,064
  Inventories                                                  1,067              1,133
  Prepaid expenses                                                59                 74
                                                            ---------------------------
    Total current assets                                       2,352              2,716

Property and equipment, net                                      631                271
Other assets                                                       -                 30
                                                            ---------------------------
                                                            $  2,983           $  3,017
                                                            ---------------------------
                                                            ---------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                          $    706           $    610
  Accrued liabilities                                            546                676
  Advanced payments from customers                               190                  -
  Bank borrowings                                                185                  -
  Current portion of obligations under capital leases             34                 15
                                                            ---------------------------
    Total current liabilities                                  1,661              1,301
                                                            ---------------------------

Long term obligations under capital leases                        95                  -

Commitments and contingencies (Note 5)

Stockholders' equity:
  Common stock, $.01 par value; authorized -
    10,000,000 shares; 424,907 and 423,307 shares
    issued and outstanding, respectively                           5                  5
  Additional paid-in capital                                     848                844
  Retained earnings                                              374                867
                                                            ---------------------------
    Total stockholders' equity                                 1,227              1,716
                                                            ---------------------------
                                                            $  2,983           $  3,017
                                                            ---------------------------
                                                            ---------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OF STOCKHOLDERS' EQUITY

CONSOLIDATED STATEMENTS OF OPERATIONS


For the years ended September 30,                  1996           1995           1994
(In thousands except per share data)
Net sales                                      $  6,492       $  6,721       $  5,389
                                               --------------------------------------
Cost and expenses:
  Cost of sales                                   4,064          3,646          3,029
  Research, development and engineering             978            742            620
  Selling, general and administrative             2,084          2,289          2,197
  Interest and other, net                          (141)           (81)            (4)
                                               --------------------------------------
      Total costs and expenses                    6,985          6,596          5,842
                                               --------------------------------------
Net income (loss) before income tax                (493)           125           (453)
Income tax provision                                  -              -              -
                                               --------------------------------------
Net income (loss)                               $  (493)        $  125        $  (453)
                                               --------------------------------------
                                               --------------------------------------
Net income (loss) per share                    $  (1.16)       $  0.30       $  (1.06)
                                               --------------------------------------
                                               --------------------------------------
Weighted average common shares outstanding          423            423            428
                                               --------------------------------------
                                               --------------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                 Additional
                                                        Common Stock              Paid-in       Retained
(Dollars in thousands)                              Shares         Amount         Capital       Earnings         Total
Balance at September 30, 1993                       451,439        $  5          $  844          $1,195       $  2,044
  Rescission of fiscal 1993 stock issuance          (28,132)          -               -               -              -
  Net loss                                                -           -               -            (453)          (453)
                                                    ------------------------------------------------------------------
Balance at September 30, 1994                       423,307           5             844             742          1,591
                                                    ------------------------------------------------------------------
  Stock issues                                            -           -               -               -              -

                                                    ------------------------------------------------------------------
  Net income                                              -           -               -             125            125
                                                    ------------------------------------------------------------------

Balance at September 30, 1995                       423,307           5             844             867          1,716
                                                    ------------------------------------------------------------------
  Stock issues                                        1,600           -               4               -              4
  Net income                                              -           -               -            (493)          (493)
                                                    ------------------------------------------------------------------

Balance at September 30, 1996                       424,907        $  5          $  848          $  374       $  1,227
                                                    ------------------------------------------------------------------
                                                    ------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (decrease) in cash

For the years ended September 30,                                    1996         1995          1994
(Dollars in thousands)
Cash flows from operating activities:
  Net income (loss)                                                 $(493)       $ 125         $(453)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                     147          220           286
    (Gain) loss on the sale of capital equipment                      (50)        (146)           10
    Change in assets and liabilities:
      Accounts receivable, net                                        378         (350)         (215)
      Inventories                                                      66         (149)          161
      Prepaid expenses and other assets                                45          (36)           29
      Accounts payable                                                 96           83           306
      Accrued liabilities                                            (130)          65           (90)
      Advanced payments from customers                                190            -             -
                                                                 -----------------------------------
Cash provided by (used in) operating activities                       249         (188)           34
                                                                 -----------------------------------
Cash flows from investing activities:
    Purchase of short-term investments                               (213)         (11)            -
    Sale of short-term investments                                    208            -             -
    Capital expenditures                                             (394)         (41)          (70)
    Proceeds from the sale of capital equipment                        61          155             -
                                                                 -----------------------------------
Cash (used in) provided by investing activities                      (338)         103           (70)
                                                                 -----------------------------------
Cash flows from financing activities:
  Proceeds from bank borrowings                                       185            -             -
  Proceeds from sales of common stock to employees                      4            -             -
  Repayment of obligations under capital leases                       (10)           -             -
                                                                 -----------------------------------
Cash provided by financing activities                                 179            -             -
                                                                 -----------------------------------
Increase (decrease) in cash and equivalents                            90          (85)          (36)
Cash and equivalents at beginning of period                           126          211           247
                                                                 -----------------------------------
Cash and equivalents at end of period                               $ 216        $ 126         $ 211
                                                                 -----------------------------------
                                                                 -----------------------------------
Supplemental information:

Equipment acquired pursuant to capital leases                         124            -             -


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              September 30, 1996

NOTE 1.  THE COMPANY AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

     The Company is engaged in a single industry segment constituting the development, manufacture, and sale of high frequency microwave and radio frequency (RF) test and measurement instruments. The Company's stand-alone microwave frequency counters represented 50% of net sales in 1996, 64% of net sales in 1995, and 75% of net sales in 1994. Substantially all of its activities are conducted in the United States, and the Company has no foreign manufacturing operations nor material amounts of foreign assets. Export sales, principally to customers in Western Europe and Pacific Rim countries, as a percent of net sales were approximately 36% in 1996, 43% in 1995, and 36% in 1994. Profit margins are similar on foreign and domestic sales. Direct sales to the United States government and its contractors as a percent of net sales were approximately 33% in 1996 (22% to one government subcontractor), 36% in 1995 (11% to one government subcontractor), and 44% in 1994 (14% to one government subcontractor).

LIQUIDITY

     As shown in the accompanying financial statements, the Company incurred a loss from operations for the year ended September 30, 1996 of $493,000 and has experienced significant fluctuations in operating results in the past. The fiscal 1997 operating plan anticipates the release of a new frequency measurement product. To the extent that product development is delayed or the new product introduction does not achieve sufficient market acceptance, the Company's financial position and results of operations will be adversely impacted. The Company's fiscal 1997 operating plan also assumes additional financing will be necessary to fund its 1997 operations (see notes 6 and 7). The Company believes that cash on hand, funds available from financing arrangements, and funds generated from operating activities will be sufficient to support operations for fiscal 1997.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions and accounts have been eliminated.

CASH EQUIVALENTS

     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

SHORT-TERM INVESTMENTS

     Short-term investments, consisting of publicly traded preferred stocks and government bonds, are stated at fair value. The Company has adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 requires companies to classify investments in debt and equity securities with readily determinable fair values as "held-to-maturity", "available for sale", or "trading" and establishes accounting and reporting requirements for each classification. The Company classifies all securities held as available for sale. Securities classified as available for sale are reported at their fair market value with unrealized gains and losses reported as a separate component of stockholders' equity. Such unrealized gains and losses were immaterial as of September 30, 1996 and 1995. The Company's government bonds have a maturity of one year or less. Publicly traded preferred stocks are considered highly liquid and are classified as short-term investments.

CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and short-term investments and trade accounts receivable. The Company places its cash, cash equivalents and short-term investments in a variety of financial instruments such as certificates of deposit and marketable equity securities.

     The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for uncollectible accounts receivable based upon the expected collectibility of all accounts receivable balances. At September 30, 1996, the accounts receivable balance from three customers represented 32%, 12%, and 10% of net trade receivables.

INVENTORIES

     Inventories are stated at the lower of standard cost, which approximates actual cost (determined on a first-in, first-out basis), or market.

PROPERTY AND EQUIPMENT

     Purchased property and equipment are stated at cost and are depreciated using the straight-line method over lives ranging from three to eight years. Self-constructed demonstrator products are stated at their standard manufacturing cost.

REVENUE RECOGNITION AND WARRANTY

     Sales are recognized at the time of shipment provided no significant obligations remain and collectibility is probable. The Company provides for the estimated costs of fulfilling its warranty obligation at the time the related sale is recorded.

INCOME TAXES

     The Company utilizes an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequence of events that have been recognized in the Company's financial statements or tax returns.

NET INCOME (LOSS) PER SHARE

     The calculation of net income (loss) per share is based upon the weighted average number of shares outstanding during the year. Common stock equivalents were not materially dilutive for the year ended September 30, 1995. As a result of the losses incurred in fiscal 1996 and 1994, the common equivalent shares were antidilutive and, accordingly, were excluded from the computation of loss per share for those years.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT.

In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Only the disclosure requirements of this standard will be adopted by EIP for the year ending September 30, 1997, and therefore there will be no impact on EIP's consolidated financial position or results of operations.


NOTE 2.  CONSOLIDATED BALANCE SHEET DETAIL


(Dollars in thousands)                                September 30,
                                                   1996           1995
Accounts receivable:
  Trade                                        $    736       $  1,138
  Less - allowance for doubtful accounts            (50)           (74)
                                               -----------------------
                                               $    686       $  1,064
                                               -----------------------
                                               -----------------------
Inventories:
  Raw materials                                $    719       $    633
  Work-in-process                                   320            489
  Finished goods                                     28             11
                                               -----------------------
                                               $  1,067       $  1,133
                                               -----------------------
                                               -----------------------
Property plant and equipment:
  Machinery and equipment                      $  3,121       $  3,168
  Computer equipment and software                 1,054          1,160
  Demonstrator equipment                            337            359
  Furniture, fixtures and other fixed assets        807            471
                                               -----------------------
                                                  5,319          5,158
  Less: accumulated depreciation                 (4,688)        (4,887)
                                               -----------------------
                                               -----------------------
                                               $    631       $    271
                                               -----------------------
                                               -----------------------
Accrued liabilities:
  Salaries, wages and benefits                 $    215       $    157
  Commissions                                        83             61
  Warranty                                           53             66
  Other                                             195            392
                                               -----------------------
                                               $    546       $    676
                                               -----------------------
                                               -----------------------

NOTE 3.  EMPLOYEE BENEFIT PLANS

RETIREMENT PLAN

     The Company has a Retirement/Savings Plan which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. All employees who have completed three months of service on or before the semiannual entry period are eligible to participate in the Retirement Plan. The Retirement Plan allows participants to contribute up to 12% of their earnings to the Retirement Plan and deduct this amount from their wages for federal income tax purposes. The Company will contribute 50 cents for each dollar contributed by the employee up to 3% of total wages. Company contributions in fiscal years 1996, 1995, and 1994, totaled $49,000, $38,000, and $37,000, respectively.

INCENTIVE COMPENSATION

     The Company has an incentive compensation plan which provides for awards of bonuses to officers and key employees based principally on achieving stipulated Company financial objectives. In making specific awards, consideration is given to the individual's contribution to the success of the Company, to the success and performance of the unit or department of which the individual is a member, and to the achievement of individual performance goals established at the beginning of the fiscal year. The formula for computing bonuses has been subject to annual modification and may in the future be again modified at the discretion of the Board of Directors. No bonuses were awarded for fiscal 1996. Bonuses of $61,000 were awarded for fiscal 1995 results. No bonuses were awarded for fiscal 1994 results.

STOCK APPRECIATION RIGHTS PLAN

     On November 11, 1992, the Board of Directors adopted a Stock Appreciation Rights Plan ("SAR Plan"). The SAR Plan provides for the award of appreciation rights ("SARs") to officers and key management employees of the Company entitling such participants to receive the increase, if any, in the value of one share of Company common stock from the date of the award to the date(s) of valuation established at the time of the award. Generally, SARs are deemed vested in five equal annual installments. Each award vested will be paid in cash on a scheduled payment date. During fiscal 1996, 1995 and 1994, no SARs were awarded. A total of 2,760, 2,760 and 7,760 SARs were vested during fiscal 1996, 1995 and 1994, respectively. A total of 0, 960, and 24,040 SARs were canceled during fiscal 1996, 1995, and 1994, respectively, leaving an aggregate of 5,520 SARs outstanding at September 30, 1996. The Company accrues a compensation liability over the vesting period based on the increase in the market value of the common stock over the award price. The liability recorded in fiscal 1996 and 1995 was $7,900 and $20,293, respectively. No compensation liability was recorded for fiscal 1994 relating to the SAR Plan.

STOCK OPTION PLAN

     Under the Company's Amended and Restated 1994 Stock Option Plan (the "Plan"), as in effect on September 30, 1996, stock options may be awarded to directors, consultants and employees to purchase up to 100,000 shares of common stock at exercise prices determined by the Board of Directors. The options can generally be awarded for periods up to 10 years and are subject to vesting schedules as determined by the Board of Directors.

The following table summarizes option activity under the Plan:

                                        Options          Options           Options
                                        Available      Outstanding     Price Per Share
Balance at September 30, 1994                  -                -             $  -
Options authorized                        80,000                -                -
Options granted                          (57,500)          57,500            2.375
                                      ----------------------------------------------
Balance at September 30, 1995             22,500           57,500         $  2.375
                                      ----------------------------------------------
                                      ----------------------------------------------

Additional options authorized             20,000                -                -
Options granted                          (37,500)          37,500        3.875-4.263
Options exercised                              -           (1,600)           2.375
                                      ----------------------------------------------
Balance at September 30, 1996              5,000           93,400     $  2.375-4.263
                                      ----------------------------------------------
                                      ----------------------------------------------

As of September 30, 1996, 23,899 awarded options are exercisable.

NOTE 4.  INCOME TAXES

Deferred tax assets (liabilities) are summarized as follows:

(Dollars in thousands)                       1996           1995            1994

Net operating loss carryforwards          $ 1,104        $ 1,016         $ 1,104
Tax credit carryforwards                      106            106             106
Inventory and other valuation reserves        221            190             182
Other                                           -              -              77
                                          --------------------------------------
Gross deferred tax asset                    1,431          1,312           1,469
                                          --------------------------------------
Depreciation expense                            -              -             (35)
Other                                           -              -              (5)
                                          --------------------------------------
Gross deferred tax liability                    -              -             (40)
                                          --------------------------------------
Deferred tax asset valuation allowance    $(1,431)       $(1,312)        $(1,429)
                                          --------------------------------------
                                          --------------------------------------


     The Company provides a valuation allowance for deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

     The U.S. net operating loss carryforward of approximately $2,800,000 at September 30, 1996, expires by fiscal year 2010 if not offset against taxable income. The amount of and the benefit from net operating losses that can be carried forward may be impaired in certain circumstances. Events which may cause changes in the Company's tax carryovers include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

     The Company has signed a lease for 20,331 square feet in a building located in Milpitas, California, for an initial term of three years ending October 31, 1998. The lease provides for rentals of, $226,000, $226,000, and $19,000 for fiscal years 1997, 1998, and 1999 plus applicable real property taxes and insurance, and contains one three year renewal option. Future lease commitments for the next five fiscal years for all other leases as of September 30, 1996 were as follows (in thousands):

  Fiscal year ending September 30,           Capital Leases      Operating Leases
  --------------------------------           --------------      ----------------
     1997                                        $  46               $  34
     1998                                           36                  32
     1999                                           28                  24
     2000                                           26                  23
     Thereafter                                     19                  16
                                                 -----               -----
     Total minimum lease payments                $ 155               $ 129
                                                 -----               -----
                                                                     -----
     Less amount representing interest             (26)
                                                 -----
     Present value of minimum lease payments       129
     Less current portion                          (34)
                                                 -----
     Long-term lease obligation                  $  95
                                                 -----
                                                 -----


     The Company also leases certain equipment on a month-to-month basis. Total rental expense under all operating leases was $258,000, $300,000, and $364,000, in fiscal years 1996, 1995, and 1994, respectively.

     On October 1, 1995, the Company entered into an Employment Agreement (the "Agreement") with John F. Bishop, Vice-Chairman of the Board, Treasurer, and Secretary of the Company, whereby Mr. Bishop will provide his services for a monthly salary of $6,500 for an initial term of two years. On the first day of each month, the initial term is automatically extended for an additional month, unless either party notifies the other in writing of his or its desire not to extend the term. In the event the Company elects not to extend the term or there is a change in control of the Company (the date of such event is referred to as the "Transition Date"), Mr. Bishop will continue to perform services for the Company for a three month transition period and the Company would maintain his compensation and other benefits for the three month transition period and an additional twenty-one months. Effective January 1, 1997, Mr. Bishop has agreed to reduce his monthly salary to $3,250 until the Transition Date. The Agreement also allows Mr. Bishop the use of an automobile and the right to receive title to the automobile, arising out of his agreement to forgo $56,846 of salary in prior years. Maintenance, insurance and gasoline costs for the automobile and an office location are also part of the Agreement. The corporate office is currently located in Newport Beach, California, leased at a monthly rate of $1,320 on a month-to-month basis.

NOTE 6.  BANK BORROWINGS

     As of September 30, 1996, the Company had a bank line of credit ("line") which provided for borrowings up to $500,000, not to exceed 60% of eligible accounts receivable. The balance outstanding was $185,000 as of September 30, 1996. The line bears interest at the bank's prime rate plus 3% per annum, provided that the interest rate in effect each month shall not be less than 10% per annum, and is payable monthly (11.25% as of September 30, 1996). The line contains various restrictive covenants requiring, among other matters, the maintenance of minimum levels of tangible net worth and profitability and certain financial ratios, including minimum quick ratio and maximum debt to net worth ratio. The line also precludes or limits the Company in taking certain actions, such as paying dividends, making loans, making acquisitions or incurring indebtedness, without the bank's prior written consent. The line is secured by substantially all of the Company's assets. As of November 15, 1996, the bank extended the maturity date of the line to January 15, 1997 and amended certain restrictive covenants, but limited borrowings to the $185,000 outstanding. As of September 30, 1996, the Company was in compliance with the restrictive covenants of the line, as so amended. The Company is in the process of renewing its line through January 1998 with an increase in available borrowing from $185,000 to $500,000. Management believes the Company will be able to renew the line on such terms. However, in the event that the line of credit negotiations are not successful or the Company is unable to maintain compliance with financial covenants, J. Bradford Bishop, the Chairman and Chief Executive Officer of the Company, and John F. Bishop, the Vice Chairman, Treasurer and Secretary of the Company (the "Bishops") have agreed to finance up to $500,000 of working capital (in addition to funds provided under the subordinated loan agreement (note 7)) on terms acceptable to the Bishops and the Company to replace the line of credit.

NOTE 7.  SUBSEQUENT EVENT

     On December 16, 1996, the Company entered a subordinated loan agreement with the Bishops. This agreement provides for borrowings up to a maximum aggregate amount of $600,000 by the Company. The commitment of the Bishops to make advances to the Company expires on February 1, 1998, and all advances must be repaid by February 1, 2000. Interest is charged at 8% per annum, and is payable quarterly. The advances are secured by substantially all of the assets of the Company and are subordinated to the Company's bank line of credit. The agreement contains various restrictive covenants. In connection with the subordinated loan agreement, the Company will issue warrants entitling the Bishops to purchase up to 90,000 shares of the Company's common stock at $3.00 per share. The warrants expire on December 16, 2001.

     Future performance and levels of capital expenditures could reduce the total amount of funds available under the bank line of credit and the subordinated loan agreement at any given time.

NOTE 8.  BOARD OF DIRECTORS' FEES

     During fiscal 1996, the Board of Directors waived fees owed to them by the Company totaling $112,000. The reversal of previously accrued fees was included in "Interest and other, net" cost and expenses in the statement of operations, and thereby reduced the net loss for the year ended September 30, 1996.

REPORT OF INDEPENDENT ACCOUNTANTS






To the Board of Directors and
Stockholders of EIP Microwave, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of EIP Microwave, Inc. and its subsidiary at September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/  PRICE WATERHOUSE LLP

PRICE WATERHOUSE LLP
San Jose, California
December 23, 1996

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     None


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information set forth under the captions "ELECTION OF DIRECTORS - Information With Respect to the Class I Director Nominees, - Information With
Respect to Other Directors,    and - Information With Respect to Executive
Officers", and "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS AND TRANSACTIONS WITH MANAGEMENT AND OTHERS - Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement (the "Proxy Statement") for the Annual Meeting of Stockholders scheduled to be held on February 5, 1997, is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of fiscal year ended September 30, 1996.

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

(A)   Exhibits

Exhibit No.
-----------

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

      3(b) Company's Bylaws, previously filed June 25, 1987 (File No. 0-5351), as Exhibit 3(b) to Form 8-K, and incorporated herein by reference.

     10(a) Standard Form Lease dated August 18, 1995, by and between Berg & Berg Developers, as landlord, and the Company, as tenant, covering the Company's manufacturing facility located at 1745 McCandless Drive, Milpitas, California, previously filed on December 29, 1995, as Exhibit 10(a) to Form 10-KSB Annual Report for fiscal year ended September 30, 1995 (the "1995 Annual Report"), and incorporated herein by reference.

     10(b) Loan and Security Agreement dated March 10, 1992, between the Company and Silicon Valley Bank, previously filed on May 14, 1992, as Exhibit 10(a) to Form 10-Q Quarterly Report for quarter ended March 31, 1992, and incorporated herein by reference.


     10(c) Amendment to Loan Agreement dated December 20, 1994, between the Company and Silicon Valley Bank, previously filed on December 29, 1994, as Exhibit 10(h) to the 1994 Annual Report, and incorporated herein by reference.

     10(d) Loan Modification Agreement dated as of November 27, 1995, between the Company and Silicon Valley Bank, previously filed on December 29, 1995, as Exhibit 10(i) to the 1995 Annual Report, and incorporated herein by reference.

     10(e) Loan Modification Agreement dated as of June 28, 1996, between the Company and Silicon Valley Bank, previously filed on August 13, 1996, as Exhibit 10(a) to Form 10-QSB Quarterly Report for quarter ended June 30, 1996, and incorporated herein by reference.

     10(f) Loan Modification Agreement dated as of November 15 , 1996 between the Company and Silicon Valley Bank.

     10(g) Subordinated Loan Agreement dated as of December 16, 1996, between the Company and the lenders referred to therein, including the schedule and exhibits thereto.

    *10(h) Employment Agreement dated as of October 1, 1995, between the Company and John F. Bishop, previously filed on December 29, 1995, as Exhibit 10(k) to Form 10-KSB Annual Report, and incorporated herein by reference.


____________________________________
* Management contract or compensatory plan or arrangement.

    *10(i) Amendment dated November 20, 1996 to Employment Agreement between the Company and John F. Bishop.

    *10(j) Company's medical reimbursement plan (entitled "Full Medical Coverage") covering certain officers, previously filed on December 23, 1981 (File No. 0-5351), as Exhibit 10(o) to Form 10-K Annual Report for fiscal year ended September 30, 1981, and incorporated herein by reference.

    *10(k) Company's Tax and Financial Counseling reimbursement plan covering officers, previously filed on December 23, 1981 (File No. 0-5351), as Exhibit 10(p) to Form 10-K Annual Report for fiscal year ended September 30, 1981, and incorporated herein by reference.

    *10(l)  Written description of EIP Bonus Plan for Fiscal 1997.

    *10(m) Amended and Restated 1994 Stock Option Plan, previously filed on February 14, 1996, as Exhibit 10(a) to Form 10-QSB Quarterly Report for quarter ended December 31, 1995, and incorporated herein by reference.

    *10(n)  Second Amended and Restated 1994 Stock Option Plan.

    *10(o) Non-qualified Stock Option Agreement-Form, previously filed on December 29, 1995, as Exhibit 10(v) to the 1995 Annual Report, and incorporated herein by reference.

    *10(p) Incentive Stock Option Agreement-Form, previously filed on December 29, 1995, as Exhibit 10(w) to the 1995 Annual Report, and incorporated herein by reference.

     10(q) Indemnification Agreement dated July 15, 1992, between the Company and John B. Bishop, previously filed on December 20, 1992, as
            Exhibit 10(n) to Form 10-KSB Annual Report for fiscal year ended September 30, 1992 (the "1992 Annual Report"), and incorporated herein by reference.

     10(r) Indemnification Agreement dated July 15, 1992, between the Company and Robert D. Johnson, previously filed on December 20, 1992, as
            Exhibit 10(o) to Form 10-KSB Annual Report for fiscal year ended September 30, 1992, and incorporated herein by reference.

     10(s) Indemnification Agreement dated July 15, 1992, between the Company and James J. Shelton, previously filed on December 20, 1992, as
            Exhibit 10(p) to Form 10-KSB Annual Report for fiscal year ended September 30, 1992, and incorporated herein by reference.

     10(t) Indemnification Agreement dated July 15, 1992, between the Company and J. Sidney Webb, Jr., previously filed on December 20, 1992, as
            Exhibit 10(q) to Form 10-KSB Annual Report for fiscal year ended September 30, 1992, and incorporated herein by reference.

     10(u) Indemnification Agreement dated July 15, 1992, between the Company and John F. Bishop, previously filed on December 23, 1993, as
            Exhibit 10(m) to Form 10-KSB Annual Report, for fiscal year 1993 (the "1993 Annual Report"), and incorporated herein by reference.


_________________________________
*Management contract or compensatory plan or arrangement.

     10(v) Indemnification Agreement dated February 13, 1996, between the Company and Michael E. Johnson, previously filed on May 9, 1996, as
            Exhibit 10(a) to Form 10-QSB Quarterly Report for quarter ended March 31, 1996, and incorporated herein by reference.

     21     Subsidiaries of the Company.

     27     Financial Data Schedule


  (B) No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   EIP MICROWAVE, INC.

December 20, 1996                  By: /s/ J. Bradford Bishop
                                      -----------------------
                                      J. Bradford Bishop
                                      Chairman of the Board
                                      Chief Executive Officer and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/  Lewis R. Foster          President and Chief           December 20, 1996
--------------------------    Operating Officer
Lewis R. Foster


/s/  John F. Bishop           Vice Chairman, Treasurer,     December 20, 1996
--------------------------    Secretary,and Director
John F. Bishop                (Principal Financial Officer)


/s/  Michael E. Johnson
--------------------------
Michael E. Johnson            Director                      December 20, 1996


/s/  Robert D. Johnson
--------------------------
Robert D. Johnson             Director                      December 20, 1996


/s/  J. Sidney Webb
--------------------------
J. Sidney Webb                Director                      December 20, 1996


/s/  J. Bradford Bishop       Chairman of the Board,
--------------------------    Chief Executive Officer       December 20, 1996
J. Bradford Bishop            and Director (Principal
                              Executive Officer)


/s/  E. O. Bince              Controller (Principal         December 20, 1996
--------------------------    Accounting Officer)
E. O. Bince

                                INDEX TO EXHIBITS

                                                               Sequentially
Exhibit No.                 Description                        Numbered Page
-----------                 -----------                        --------------

  10(f)      Loan Modification Agreement dated as of
             November 15 , 1996 between the Company and
             Silicon Valley Bank.                                     29

  10(g)      Subordinated Loan Agreement dated as of
             December 16, 1996, between the Company and the
             lenders referred to therein, including the
             schedule and exhibits thereto.                           31

  10(i)      Amendment dated November 20, 1996 to Employment
             Agreement between the Company and John F. Bishop.        60

 *10(l)      Written description of EIP Bonus Plan for Fiscal
             1997.                                                    61

 *10(n)      Second Amended and Restated 1994 Stock Option Plan.      62


  21         Subsidiaries of the Company.                             66

  27         Financial Data Schedule                                  67


____________________________
*Management contract or compensatory plan or arrangement.