Form 10-Q
period 1996-12-31
EIP MICROWAVE INC
filed 1997-02-12
CIK 26782

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-QSB

(Mark One)
[ X ]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

[  ]       Transition Report Under Section 13 or 15(d) of the Exchange Act
           For the transition period from          to

                         COMMISSION FILE NUMBER 0-5351

                              EIP MICROWAVE, INC.

       (Exact name of small business issuer as specified in its charter)

                   Delaware                               95-2148645
(State or other jurisdiction of incorporation    (IRS Employer Identification
               or organization)                              No.)

   3 Civic Plaza, Suite 265, Newport Beach,                  92660
                  California
   (Address of principal executive offices)               (Zip Code)

                                 (714) 720-1766
                          (Issuer's telephone number)

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

OUTSTANDING COMMON STOCK: As of February 7, 1997, Registrant had only one class of common stock, and had 424,907 shares of this $.01 par value common stock outstanding.

Transitional Small Business Disclosure Format (check one): YES [   ]   [ X ]

                                                       Total Number of Pages: 13

                                                                Exhibit Index 12

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              EIP MICROWAVE, INC.

                                  FORM 10-QSB

                        QUARTER ENDED DECEMBER 31, 1996

PART I  FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets as of December 31,
             1996 (unaudited) and September 30, 1996                 Page               3

           Condensed Consolidated Statements of Operations and
             Retained Earnings for the three months ended December
             31, 1996 and 1995 (unaudited)                           Page               4

           Condensed Consolidated Statements of Cash Flows for the
             three months ended December 31, 1996 and 1995
             (unaudited)                                             Page               5

           Notes to condensed consolidated financial statements      Page               6

Item 2.    Management's Discussion and Analysis of Results of        Pages            7-9
             Operations and Financial Condition

PART II  OTHER INFORMATION

Item 2.    Changes in Securities                                     Page              10

Item 3.    Defaults Upon Senior Securities                           Page              10

Item 4.    Submission of Matters to Vote of Security Holders         Page              10

Item 6.    Exhibits and Reports on Form 8-K                          Page              10

Signatures                                                           Page              11

Index to Exhibits                                                    Page              12

                              EIP MICROWAVE, INC.

                         PART I--FINANCIAL INFORMATION

              ITEM 1--CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                    (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

                                     ASSETS

                                                                                      DECEMBER 31,   SEPTEMBER 30,
                                                                                          1996           1996
                                                                                      -------------  -------------
                                                                                       (UNAUDITED)
ASSETS

Current assets:
  Cash and cash equivalents.........................................................    $      86      $     216
  Short-term investments............................................................           26            324
                                                                                           ------         ------
                                                                                              112            540
  Accounts receivable, net..........................................................          453            686
  Inventories.......................................................................        1,002          1,067
  Prepaid expenses..................................................................           67             59
                                                                                           ------         ------
      Total current assets..........................................................        1,634          2,352
Property and equipment, net.........................................................          640            631
                                                                                           ------         ------
                                                                                        $   2,274      $   2,983
                                                                                           ------         ------
                                                                                           ------         ------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..................................................................    $     455      $     706
  Accrued liabilities...............................................................          499            546
  Advanced payments from customers..................................................            9            190
  Bank borrowings...................................................................          185            185
  Current portion of obligations under capital leases...............................           34             34
                                                                                           ------         ------
      Total current liabilities.....................................................        1,182          1,661
                                                                                           ------         ------
Long term obligations under capital leases..........................................           87             95
Commitments and contingencies
Stockholders' equity:
  Common stock, $.01 par value; authorized--10,000,000 shares; 424,907 issued and
    outstanding.....................................................................            5              5
  Additional paid-in capital........................................................          848            848
  Retained earnings.................................................................          152            374
                                                                                           ------         ------
      Total stockholders' equity....................................................        1,005          1,227
                                                                                           ------         ------
                                                                                        $   2,274      $   2,983
                                                                                           ------         ------
                                                                                           ------         ------

                              EIP MICROWAVE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                             AND RETAINED EARNINGS
            (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA, UNAUDITED)

                                                                                            THREE MONTHS ENDED
                                                                                       ----------------------------
                                                                                       DECEMBER 31,   DECEMBER 31,
                                                                                           1996           1995
                                                                                       -------------  -------------
Net sales............................................................................    $   1,258      $   1,560
                                                                                            ------         ------
Costs and expenses:
  Cost of sales......................................................................          793            980
  Research, development and engineering..............................................          216            201
  Selling, general and administrative................................................          466            532
  Interest and other, net............................................................            5            (18)
                                                                                            ------         ------
      Total costs and expenses.......................................................        1,480          1,695
                                                                                            ------         ------
Net loss.............................................................................         (222)          (135)
                                                                                            ------         ------
Retained earnings at beginning of period.............................................          374            867
                                                                                            ------         ------
Retained earnings at end of period...................................................    $     152      $     732
                                                                                            ------         ------
                                                                                            ------         ------
Net loss per share...................................................................    $    (.52)     $    (.32)
                                                                                            ------         ------
                                                                                            ------         ------
Weighted average common shares outstanding...........................................          425            423
                                                                                            ------         ------
                                                                                            ------         ------

                              EIP MICROWAVE, INC.

     PART I/ITEM 1--CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CCNTINUED)

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          INCREASE (DECREASE) IN CASH

                       (DOLLARS IN THOUSANDS, UNAUDITED)

                                                                                            THREE MONTHS ENDED
                                                                                       ----------------------------
                                                                                       DECEMBER 31,   DECEMBER 31,
                                                                                           1996           1995
                                                                                       -------------  -------------
Cash flows from operating activities:
  Net loss...........................................................................    $    (222)     $    (135)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
    Depreciation and amortization....................................................           76             43
    (Gain) loss on sale of capital equipment.........................................          (36)           (45)
    Change in assets and liabilities:................................................
      Accounts receivable, net.......................................................          233            272
      Inventories....................................................................           65             17
      Prepaid expenses...............................................................           (8)            57
      Accounts payable...............................................................         (251)           (13)
      Accrued liabilities............................................................          (47)           (52)
      Advanced payments from customers...............................................         (181)        --
                                                                                             -----          -----
Cash provided by (used in) operating activities......................................         (371)           144
                                                                                             -----          -----
Cash flows from investing activities:
  Purchase of short-term investments.................................................       --                 (6)
  Sale of short-term investments.....................................................          298         --
  Capital expenditures...............................................................          (85)          (218)
  Proceeds from the sale of capital equipment........................................           36             52
                                                                                             -----          -----
Cash (used in) provided by investing activities......................................          249           (172)
                                                                                             -----          -----
Cash flows from financing activities:
  Repayment of obligations under capital leases......................................           (8)        --
                                                                                             -----          -----
Cash used in financing activities....................................................           (8)        --
                                                                                             -----          -----
Decrease in cash and cash equivalents................................................         (130)           (28)
Cash and cash equivalents at beginning of period.....................................          216            126
                                                                                             -----          -----
Cash and cash equivalents at end of period...........................................    $      86      $      98
                                                                                             -----          -----

                              EIP MICROWAVE, INC.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

(a) The condensed consolidated financial statements presented in this Form 10-QSB have been prepared from the accounting records without audit on a basis consistent with the financial statements included in the Company's annual report filed with the Securities and Exchange Commission for the preceding fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished reflects all adjustments and disclosures which are, in the opinion of management, of a normal, recurring nature, and necessary for a fair statement of the results for the interim periods. This report should be read in conjunction with the Company's 1996 Annual Report on Form 10-KSB. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

(b) Composition of certain balance sheet captions (dollars in thousands):

                                                                  DECEMBER 31,  SEPTEMBER 30,
                                                                      1996          1996
                                                                  ------------  -------------
                                                                  (UNAUDITED)
Accounts receivable:
  Trade.........................................................   $      503     $     736
  Less allowance for doubtful accounts..........................          (50)          (50)
                                                                  ------------  -------------
                                                                   $      453     $     686
                                                                  ------------  -------------
Inventories:
  Raw materials.................................................   $      622     $     719
  Work-in-process...............................................          336           320
  Finished goods................................................           44            28
                                                                  ------------  -------------
                                                                   $    1,002     $   1,067
                                                                  ------------  -------------
Property and equipment:
  Cost..........................................................   $    5,374     $   5,319
  Accumulated depreciation......................................       (4,734)       (4,688)
                                                                  ------------  -------------
                                                                   $      640     $     631
                                                                  ------------  -------------

(c) The calculation of net income (loss) per share is based upon the weighted average number of shares outstanding during the year. As a result of the losses incurred during the three months ended December 31, 1996 and 1995, the common equivalent shares were antidilutive and, accordingly, were excluded from the computation of loss per share for those periods.

                              EIP MICROWAVE, INC.

       PART I/ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

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

                             RESULTS OF OPERATIONS

    Net sales for the three months ended December 31, 1996, were $1,258,000, a 19% decrease from sales of $1,560,000 in the same period last year. The decrease in sales for the period was primarily attributable to lower sales of frequency counters.

    Gross margin of 37% in the first fiscal quarter of 1997 was the same as gross margin in the first fiscal quarter of 1996. The lower average selling price on one government program affected gross margin for both periods.

    Incoming orders for the first fiscal quarter were $876,000, a 33% decrease from the same period a year ago. Backlog at December 31, 1996, was $381,000, a 59% decrease from the end of the first fiscal quarter last year. The decrease in orders and backlog resulted primarily from a decrease in orders for VXIbus products.

    Research, development and engineering expenses increased 7% to $216,000 in the first fiscal quarter of 1997, compared to $201,000 for the same quarter last year. The increase in research, development and engineering expenses was due to new product development expenditures, primarily to support a new frequency measurement product currently under development.

    Selling, general and administrative expenses decreased 12% to $466,000 during the first fiscal quarter of 1997, compared to $532,000 for the same quarter last year. The decrease in selling, general and administrative expenses is due primarily to decreased commission expense resulting from decreased sales volume, compared to the same period last year.

    The Company recorded a net loss of $222,000 for the first fiscal quarter of 1997, as compared to a net loss of $135,000 recorded during the same period last year. A gain on the sale of capital equipment of $36,000 is included in the first quarter net loss. The increase in the loss for the period, compared to the same period last year, is primarily attributable to lower sales of frequency counters and an increase in research development and engineering expenses for a new frequency measurement product currently under development.

                              FINANCIAL CONDITION

    At December 31, 1996, the Company's cash, cash equivalents and short-term investment balance was $112,000, as compared to $540,000 at September 30, 1996. At December 31, 1996, the Company had no material commitments for capital expenditures. At December 31, 1996, working capital decreased $239,000 from September 30, 1996, and the Company's current ratio decreased to 1.38:1 from 1.42:1 over the same time period.

    As of December 31, 1996, the Company had $185,000 in principal outstanding under a bank line of credit ("line"). The maturity date of the line was January 15, 1997, and no further borrowings are permitted. The line bears interest at the bank's prime rate plus 3% per annum, provided that the interest rate in effect each month shall not be less than 10% per annum, and is payable monthly (11.25% as of December 31, 1996). The line contains various restrictive covenants requiring, among other matters, the

                              EIP MICROWAVE, INC.

       PART I/ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

maintenance of minimum levels of tangible net worth and profitability and certain financial ratios, including minimum quick ratio and maximum debt to net worth ratio. The line also precludes or limits the Company in taking certain actions, such as paying dividends, making loans, making acquisitions or incurring indebtedness, without the bank's prior written consent. The line is secured by substantially all of the Company's assets. As of December 31, 1996, the Company was not in compliance with certain restrictive covenants of the line. The Company has requested that the bank renew its line through January 1998 with an amendment of the restrictive covenants and an increase in available borrowing to $500,000. In the event that the line of credit is not renewed, or the Company is unable to maintain compliance with financial covenants, J. Bradford Bishop, the Chairman and Chief Executive Officer of the Company, and John F. Bishop, the Vice Chairman, Treasurer and Secretary of the Company (the "Bishops") have agreed to finance up to $500,000 of working capital, in addition to funds provided under the Subordinated Loan Agreement (described below), on terms acceptable to the Bishops and the Company to replace the line of credit.

    On January 10, 1997, the Bishops loaned $250,000 to the Company. On February 7, 1997, the Bishops loaned an additional $250,000 to the Company. The entire $500,000 in aggregate principal and accrued interest thereon is due and payable by the Company on April 10, 1997. Interest is charged at 10% per annum. The loans are secured by substantially all of the assets of the Company and the Bishops have agreed to subordinate these loans to the Company's bank line of credit. If all principal and interest is not paid in full on April 10, 1997, then, at the option of the Bishops, the outstanding amount will be deemed to be repaid by the Company by an advance from the Bishops under the terms of the Subordinated Loan Agreement (described below). In such event, the Bishops will be entitled to repayment of the advance under the terms of the Subordinated Loan Agreement, and the warrants granted to the Bishops thereunder will become exercisable under the terms thereof based on the amount of such advance.

    The Company and the Bishops are parties to a Subordinated Loan Agreement dated December 16, 1996. This agreement provides for borrowings up to a maximum aggregate amount of $600,000 by the Company. The commitment of the Bishops to make advances to the Company expires on February 1, 1998, and all advances must be repaid by February 1, 2000. Interest is charged at 8% per annum, and is payable quarterly. The advances are secured by substantially all of the assets of the Company and the Bishops have agreed to subordinate their advances to the Company's bank line of credit. The agreement contains various restrictive covenants. In connection with the Subordinated Loan Agreement, the Company will issue warrants entitling the Bishops to purchase up to 90,000 shares of the Company's common stock at $3.00 per share. The warrants will expire on December 16, 2001.

    Future operating performance and levels of capital expenditures could reduce the total amount of funds available under the bank line of credit (if renewed) and the Subordinated Loan Agreement.

    The Company believes that the cash on hand, funds generated from operations, funds available under a renewed or replaced bank line of credit and the Subordinated Loan Agreement will provide for the cash requirements for fiscal 1997.

                              EIP MICROWAVE, INC.

       PART I/ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

                                CERTAIN FACTORS

    IN ADDITION TO THE FACTORS DISCUSSED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-QSB, THE FOLLOWING ARE IMPORTANT FACTORS WHICH COULD CAUSE ACTUAL RESULTS OR EVENTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY FORWARD-LOOKING STATEMENT MADE BY OR ON BEHALF OF THE COMPANY.

PRODUCT DEVELOPMENT AND INTRODUCTION

    The Company expects to continue to invest in research and development of new products, and anticipates the introduction of a new frequency measurement product in fiscal year 1997. Due to the uncertainty associated with any product development and introduction (such as delays in development and lack of market acceptance of the new product), there can be no assurances that the Company's development and introduction efforts will be successful. If the Company does not successfully introduce a new frequency measurement product in fiscal year 1997, the Company's business, financial condition and results of operations will be materially adversely affected.

LIQUIDITY

    The Company's fiscal 1997 operating plan assumes that additional financing will be necessary to fund its 1997 operations. The Company has requested that the bank renew its line of credit through January 1998 and increase its availability under the line of credit to $500,000 (see description under "Financial Condition" above). The inability to successfully renew the bank line of credit with the availability requested by the Company could have a material adverse effect on the Company's business, financial condition and results of operations. If the Company is unable to secure an alternate source of capital, it may be required to significantly curtail its planned operations.

    Although the Company believes that its existing and available cash resources, together with the requested availability under a renewed or replaced bank line of credit and the Subordinated Loan Agreement, should be sufficient to meet its needs for fiscal year 1997, there can be no assurance that such cash resources will be sufficient to satisfy the Company's operating requirements. The actual cash resources required will depend upon numerous factors, including those described under "Product Development and Introduction" above and "Other Factors" below.

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

                              EIP MICROWAVE, INC.

                           PART II--OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

    The Company's bank line of credit contains restrictions on dividend payments and other restrictive covenants regarding, among other matters, the maintenance of minimal levels of profitability and tangible net worth, minimum quick ratio and limits of debt to net worth. The Company's Subordinated Loan Agreement contains restrictions on dividend payments and other restrictive covenants. The bank line of credit and the Subordinated Loan Agreement are more fully described in Part I/Item 2--Financial Condition.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    As of December 31, 1996, the Company was in default under its bank line of credit. The bank line of credit, among other restrictive covenants, prohibits the incurrence of losses by the Company in excess of $120,000 for the quarter ending December 31, 1996. The Company's actual loss for such quarter was $222,000. The principal amount outstanding under the existing credit facility was $185,000 as of December 31, 1996.

    All principal and interest under the bank line of credit was due and payable on January 15, 1997. The Company repaid $34,500 of the outstanding principal amount on January 15, 1997. The remaining principal amount outstanding on January 15, 1997 was $150,500.

    The Company has requested that the bank renew its line of credit through January 1998 with an amendment of the restrictive covenants and an increase in available borrowing to $500,000. The bank line of credit is more fully described in Part 1/Item 2--Financial Condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) No matter was submitted to a vote of the security holders during the period covered by this report, through solicitation of proxies or otherwise.

    (b) Subsequent Event Disclosure:

        The Company held its Annual Meeting of Stockholders on February 5, 1997. Two items were voted on by the stockholders.

       (1) Mr. John F. Bishop and Mr. J. Bradford Bishop were re-elected as Class I members of the Board of Directors with terms expiring at the 2000 Annual Meeting. The votes cast for or withheld for the nominees were as follows: For--355,671; Withheld--11,605. Michael E. Johnson and J. Sidney Webb, each a Class II director, and Robert D. Johnson, a Class III director, were not up for re-election and continue in office.

       (2) The stockholders approved the Company's Second Amended and Restated 1994 Stock Option Plan, as adopted by the Board of Directors. Vote to approve as follows: For-- 240,598; Against--25,362; Abstain--790; Broker Non-Votes--100,526.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

       27  Financial Data Schedule.

    (b) Reports on Form 8-K.

        The Company did not file with the Commission any reports on Form 8-K in the quarter ended December 31, 1996.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               EIP MICROWAVE, INC.
                                               (Registrant)

DATE:  February 12, 1997                                  BY:         /s/ J. BRADFORD BISHOP
                                                    ----------------------------------------
                                                            J. Bradford Bishop
                                                         CHAIRMAN OF THE BOARD AND
                                                          CHIEF EXECUTIVE OFFICER

DATE:  February 12, 1997                                   BY:           /s/ LEWIS R. FOSTER
                                                    ----------------------------------------
                                                              Lewis R. Foster
                                                   PRESIDENT AND CHIEF OPERATING OFFICER

DATE: February 12, 1997                                    BY:            /s/ JOHN F. BISHOP
                                                    ----------------------------------------
                                                              John F. Bishop
                                                       VICE CHAIRMAN, TREASURER AND
                                                  SECRETARY (PRINCIPAL FINANCIAL OFFICER)

                              EIP MICROWAVE, INC.

                               INDEX TO EXHIBITS

                                                                                                       SEQUENTIALLY
EXHIBIT NO.  DESCRIPTION                                                                               NUMBERED PAGE
-----------  ------------------------------------------------------------------------------------  ---------------------
    27       Financial Data Schedule                                                                            13