Form 10QSB
period 1997-03-31
EIP MICROWAVE INC
filed 1997-05-13
CIK 26782

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

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

[   ]          Transition Report Under Section 13 or 15(d) of the
               Exchange Act For the transition period from to

               COMMISSION FILE NUMBER 0-5351

                              EIP MICROWAVE, INC.

       (Exact name of small business issuer as specified in its charter)

                DELAWARE                              95-2148645
      (State or other jurisdiction                  (IRS Employer
   of incorporation or organization)             Identification No.)

       3 CIVIC PLAZA, SUITE 265,
       NEWPORT BEACH, CALIFORNIA                        92660
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

OUTSTANDING COMMON STOCK: As of May 5, 1997, Registrant had only one class of common stock, and had 424,907 shares of this $.01 par value common stock outstanding.

Transitional Small Business Disclosure Format (check one): YES [   ] NO [ X ]

                                                       Total Number of Pages: 28
                                                                Exhibit Index 12

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              EIP MICROWAVE, INC.
                                  FORM 10-QSB
                          QUARTER ENDED MARCH 31, 1997

                                                                                                              PAGE
                                                                                                            ---------
PART I  FINANCIAL INFORMATION

    Item 1.    Condensed Consolidated Financial Statements

               Condensed Consolidated Balance Sheets as of March 31, 1997 (unaudited) and September 30,
                1996......................................................................................          3

               Condensed Consolidated Statements of Operations and Retained Earnings (Accumulated Deficit)
                for the three months and six months ended March 31, 1997 and 1996 (unaudited).............          4

               Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 1997 and
                1996 (unaudited)..........................................................................          5

               Notes to Unaudited Condensed Consolidated Financial Statements.............................          6

    Item 2.    Management's Discussion and Analysis of Results of Operations and Financial Condition......        7-9

PART II  OTHER INFORMATION

    Item 2.    Changes in Securities......................................................................         10

    Item 4.    Submission of Matters to a Vote of Security Holders........................................         10

    Item 6.    Exhibits and Reports on Form 8-K...........................................................         10

    Signatures............................................................................................         11

    Index to Exhibits.....................................................................................         12

                              EIP MICROWAVE, INC.
                        PART I -- FINANCIAL INFORMATION
             ITEM 1 -- CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                         MARCH 31,   SEPTEMBER 30,
                                                                                           1997          1996
                                                                                        -----------  -------------
                                                                                        (UNAUDITED)
                                                      ASSETS
Current assets:
  Cash and cash equivalents...........................................................   $     115     $     216
  Short-term investments..............................................................          26           324
                                                                                        -----------       ------
                                                                                               141           540

  Accounts receivable, net............................................................         792           686
  Inventories.........................................................................       1,019         1,067
  Prepaid expenses....................................................................          48            59
                                                                                        -----------       ------
        Total current assets..........................................................       2,000         2,352
Property and equipment, net...........................................................         611           631
                                                                                        -----------       ------
                                                                                         $   2,611     $   2,983
                                                                                        -----------       ------
                                                                                        -----------       ------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................................................   $     554     $     706
  Accrued liabilities.................................................................         482           546
  Advanced payments from customers....................................................          --           190
  Bank borrowings.....................................................................         151           185
  Notes payable to affiliates.........................................................         600            --
  Current portion of obligations under capital leases.................................          34            34
                                                                                        -----------       ------
        Total current liabilities.....................................................       1,821         1,661
                                                                                        -----------       ------
Long term obligations under capital leases............................................          78            95
                                                                                        -----------       ------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value; authorized -- 10,000,000 shares;
    424,907 issued and outstanding....................................................           5             5
  Additional paid-in capital..........................................................         848           848
  Retained earnings (accumulated deficit).............................................        (141)          374
                                                                                        -----------       ------
  Total stockholders' equity..........................................................         712         1,227
                                                                                        -----------       ------
                                                                                         $   2,611     $   2,983
                                                                                        -----------       ------
                                                                                        -----------       ------

                              EIP MICROWAVE, INC.
    PART I/ITEM 1 -- CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  AND RETAINED EARNINGS (ACCUMULATED DEFICIT)
                (IN THOUSANDS EXCEPT PER SHARE DATA, UNAUDITED)

                                                                           THREE MONTHS        SIX MONTHS ENDED
                                                                         ENDED MARCH 31,          MARCH 31,
                                                                       --------------------  --------------------
                                                                         1997       1996       1997       1996
                                                                       ---------  ---------  ---------  ---------
Net sales............................................................  $   1,289  $   1,684  $   2,547  $   3,244
                                                                       ---------  ---------  ---------  ---------

Costs and expenses:
  Cost of sales......................................................        802      1,005      1,595      1,985
  Research, development and engineering..............................        278        265        494        466
  Selling, general and administrative................................        497        520        963      1,052
  Interest and other, net............................................          5       (119)        10       (137)
                                                                       ---------  ---------  ---------  ---------
    Total costs and expenses.........................................      1,582      1,671      3,062      3,366
                                                                       ---------  ---------  ---------  ---------
Net income (loss)....................................................       (293)        13       (515)      (122)
Retained earnings at beginning of period.............................        152        732        374        867
                                                                       ---------  ---------  ---------  ---------
Retained earnings (accumulated deficit) at end of period.............  $    (141) $     745  $    (141) $     745
                                                                       ---------  ---------  ---------  ---------
Net income (loss) per share..........................................  $    (.69) $     .03  $   (1.21) $    (.29)
Weighted average common shares outstanding...........................        425        423        425        423
                                                                       ---------  ---------  ---------  ---------
                                                                       ---------  ---------  ---------  ---------

                              EIP MICROWAVE, INC.
    PART I/ITEM 1 -- CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          INCREASE (DECREASE) IN CASH
                       (DOLLARS IN THOUSANDS, UNAUDITED)

                                                                                                   SIX MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                                 --------------------
                                                                                                   1997       1996
                                                                                                 ---------  ---------
Cash flows from operating activities:
  Net income (loss)............................................................................  $    (515) $    (122)
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
    Depreciation and amortization..............................................................        133         88
    Gain on sale of capital equipment..........................................................        (93)       (50)
    Change in assets and liabilities:
      Accounts receivable, net.................................................................       (106)       183
      Inventories..............................................................................         48        (92)
      Prepaid expenses.........................................................................         11         43
      Accounts payable.........................................................................       (152)       160
      Accrued liabilities......................................................................        (64)      (195)
      Advanced payment from customers..........................................................       (190)         0
                                                                                                 ---------  ---------
Cash provided by (used in) operating activities................................................       (928)        15
                                                                                                 ---------  ---------
Cash flows from investing activities:
  Purchase of short-term investments...........................................................         --        (13)
  Sale of short-term investments...............................................................        298         --
  Capital expenditures.........................................................................       (113)      (327)
  Proceeds from the sale of capital equipment..................................................         93         61
                                                                                                 ---------  ---------
Cash provided by (used in) investing activities................................................        278       (279)
                                                                                                 ---------  ---------
Cash flows from financing activities:
  Proceeds from (repayment of) bank borrowings.................................................        (34)       180
  Notes payable to affiliates..................................................................        600         --
  Repayment of obligations under capital leases................................................        (17)        --
                                                                                                 ---------  ---------
Cash provided by financing activities..........................................................        549        180
                                                                                                 ---------  ---------

Decrease in cash and cash equivalents..........................................................       (101)       (84)
Cash and cash equivalents at beginning of period...............................................        216        126
                                                                                                 ---------  ---------
Cash and cash equivalents at end of period.....................................................  $     115  $      42
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

                              EIP MICROWAVE, INC.

                    PART I/ITEM 1 -- CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (CONTINUED)

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

    (b) Composition of certain balance sheet captions (in thousands):

                                                                                 SEPTEMBER 30,
                                                                                     1996
                                                                     MARCH 31,   -------------
                                                                       1997
                                                                    -----------
                                                                    (UNAUDITED)
Accounts receivable:
  Trade...........................................................   $     842     $     736
  Less allowance for doubtful accounts............................         (50)          (50)
                                                                    -----------  -------------
                                                                     $     792     $     686
                                                                    -----------  -------------
Inventories:
  Raw materials...................................................   $     592     $     719
  Work-in-process.................................................         380           320
  Finished goods..................................................          47            28
                                                                    -----------  -------------
                                                                     $   1,019     $   1,067
                                                                    -----------  -------------
Property and equipment:
  Cost............................................................   $   5,335     $   5,319
  Accumulated depreciation........................................      (4,724)       (4,688)
                                                                    -----------  -------------
                                                                     $     611     $     631
                                                                    -----------  -------------

    (c) The calculation of net income (loss) per share is based upon the weighted average number of shares outstanding during the year. During the three month and six month periods ended March 31, 1997 and 1996, the common equivalent shares were either antidilutive due to losses in three of those periods or immaterial and, accordingly, were excluded from the computation of loss or income per share for those periods.

    (d) In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share". This Statement is effective for the Company's fiscal year ending September 30, 1997. The Statement redefines earnings per share under generally accepted accounting principles under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. The Company does not expect the adoption of this Statement to have a significant impact on the previously reported loss per share.

                              EIP MICROWAVE, INC.

            PART I/ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

                             RESULTS OF OPERATIONS

    Net sales for the three months ended March 31, 1997, were $1,289,000, a 23% decrease from sales of $1,684,000 in the same period last year. Net sales for the six months ended March 31, 1997, were $2,547,000, a 21% decrease from sales of $3,244,000 in the same period last year. The decrease in sales for both periods was primarily attributable to lower sales of frequency counters.

    Gross margin decreased to 38% in the second fiscal quarter of 1997, from 40% in the second fiscal quarter of 1996. Gross margin was 37% for the six months ended March 31, 1997, as compared to 39% for the same period last year. The decrease in gross margin percentage for both periods ended March 31, 1997, was primarily attributable to higher than normal warranty repair expenses for VXI products.

    Incoming orders for the second fiscal quarter were $1,528,000, a 23% increase from orders of $1,238,000 for the same period a year ago. Incoming orders for the six months ended March 31, 1997, were $2,404,000, a 6% decrease from orders of $2,554,000 for the same period a year ago. Backlog at March 31, 1997, was $566,000, an 18% increase from a backlog of $481,000 at the end of the second fiscal quarter last year. The increase in orders for the second fiscal quarter and backlog resulted primarily from a large order from one government contractor. However, orders for the six months ended March 31, 1997, were also affected by a decrease in international orders for frequency counters.

    Research, development and engineering expenses increased 5% to $278,000 in the second fiscal quarter of 1997, compared to $265,000 for the same quarter last year. Research, development and engineering expenses increased 6% to $494,000 for the six months ended March 31, 1997, compared to $466,000 for the same period last year. The increase in research, development and engineering expenses for both periods was primarily attributable to new product development expenditures related to a new frequency measurement product line currently under development.

    Selling, general and administrative expenses decreased 4% to $497,000 during the second fiscal quarter of 1997, compared to $520,000 for the same quarter last year. Selling, general and administrative expenses decreased 8% to $963,000 for the six months ended March 31, 1997, compared to $1,052,000 for the same period last year. The decrease in selling, general and administrative expenses for both periods is due primarily to decreased commission expense resulting from decreased sales volume, and overall expense control, compared to the same periods last year.

    The Company recorded a net loss of $293,000 for the second fiscal quarter of 1997, as compared to net income of $13,000 during the same period last year. A net loss of $515,000 was recorded for the six months ended March 31, 1997, as compared to a net loss of $122,000 for the same period last year. Gains on sale of capital equipment of $57,000 and $93,000, respectively, are included in interest and other in the net losses for the three months and six months ended March 31, 1997. Further, the net income for the three months ended March 31, 1996, and the net loss for the six months ended on such date reflects a credit of $111,000 due to the waiver of fees owed by the Company to members of the Board of Directors, and a gain on sale of capital equipment of $50,000. The decrease in earnings for the three month and six month periods ended March 31, 1997, compared to the same periods last year, is primarily due to

                              EIP MICROWAVE, INC.

            PART I/ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

decreased sales, a decrease in gross margin and increased research, development and engineering expenses.

                              FINANCIAL CONDITION

    At March 31, 1997, the Company's cash, cash equivalents and short-term investment balance was $141,000, as compared with a cash, cash equivalents and short-term investment balance of $540,000 at September 30, 1996. At March 31, 1997, the Company had no material commitments for capital expenditures. At March 31, 1997, working capital decreased $512,000 from September 30, 1996, and the Company's current ratio decreased to 1.10:1 from 1.42:1 over the same time period.

    On March 5, 1997, the Company renewed its bank line of credit (the Bank
Line) through March 4, 1998. The Bank Line provides for borrowings up to 60% of eligible accounts receivable, not to exceed $500,000. Interest is charged at the banks prime rate plus 3% per annum, provided that the interest rate in effect each month shall not be less than 10% per annum, and is payable monthly (11.5% as of March 31, 1997). The Bank Line contains various restrictive covenants requiring, among other matters, the maintenance of minimum levels of tangible net worth and profitability and certain financial ratios, including a minimum quick ratio and a maximum debt to net worth ratio. The Bank Line also precludes or limits the Company's ability to take certain actions, such as paying dividends, making loans, making acquisitions or incurring indebtedness, without the bank's prior written consent. The Bank Line is secured by substantially all of the Company's assets. At March 31, 1997, the Company was in material compliance with the restrictive covenants of the Bank Line. Borrowings of $151,000 were outstanding under the Bank Line at March 31, 1997.

    In the event that the Company is unable to maintain compliance with its financial covenants under the Bank Line, J. Bradford Bishop, the Chairman and Chief Executive Officer of the Company, and John F. Bishop, the Vice Chairman, Treasurer and Secretary of the Company (the "Bishops"), have agreed to finance up to $500,000 of working capital, in addition to the Subordinated Loan (described below), on terms acceptable to the Bishops and the Company to replace the Bank Line.

    At March 31, 1997, the Company had outstanding notes in the aggregate principal amount of $600,000 payable to the Bishops (the "Bridge Notes"). Principal and interest under the Bridge Notes of $600,000 was repaid by the Company on April 10, 1997, with proceeds from the Subordinated Loan (described below). Principal in an amount equal to $9,808 remains outstanding on the Bridge Notes. Interest is charged at 10% per annum. Principal and interest under the Bridge Notes are payable on demand. The Bridge Notes are secured by substantially all of the Company's assets, and the Bishops have agreed to subordinate the Bridge Notes to the Bank Line.

    The Company and the Bishops are also parties to a Subordinated Loan Agreement dated December 16, 1996. This agreement provides for a loan from the Bishops to the Company up to a maximum aggregate amount of $600,000 (the "Subordinated Loan"), and such aggregate amount was advanced to the Company by the Bishops on April 10, 1997. The Subordinated Loan must be repaid by the Company by February 1, 2000. Interest is charged at 8% per annum, and is payable quarterly. The Subordinated Loan is subject to various restrictive covenants, including restrictions on dividends, mergers and the sale of substantially all assets of the Company. The Subordinated Loan is secured by substantially all of the Company's assets, and the Bishops have agreed to subordinate the Subordinated Loan to the Bank Line. In connection with the Subordinated Loan, the Company issued warrants entitling the Bishops to purchase 90,000 shares of the Company's common stock at $3.00 per share. The warrants will expire on December 16, 2001.

                              EIP MICROWAVE, INC.

            PART I/ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

    Future operating performance and levels of capital expenditures could reduce the total amount of funds available under the Bank Line.

    The Company believes that the cash on hand, funds generated from operations, and funds available under the Bank Line will satisfy its cash requirements during fiscal 1997.

                                CERTAIN FACTORS

    IN ADDITION TO THE FACTORS DISCUSSED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-QSB, THE FOLLOWING ARE IMPORTANT FACTORS WHICH COULD CAUSE ACTUAL RESULTS OR EVENTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY FORWARD-LOOKING STATEMENT MADE BY OR ON BEHALF OF THE COMPANY.

PRODUCT DEVELOPMENT AND INTRODUCTION

    The Company expects to continue to invest in research and development of new products, and plans to begin producing a new frequency measurement product line in fiscal year 1997. Due to the uncertainty associated with any new product development and introduction (such as delays in development and lack of market acceptance of a new product), there can be no assurances that the development and introduction will be successful. If the new frequency measurement product line is not successfully introduced in fiscal year 1997, the Company's business, financial condition and results of operations will be materially adversely affected.

LIQUIDITY

    Although the Company believes that its existing and available cash resources, together with the availability under the Bank Line should be sufficient to meet its needs for fiscal year 1997, there can be no assurance that such cash resources will be sufficient to satisfy the Company's operating requirements. The actual cash resources required will depend upon numerous factors, including those described under "Product Development and Introduction" above and "Other Factors" below.

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

                              EIP MICROWAVE, INC.

                          PART II -- OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

    The Company's Bank Line contains various restrictive covenants requiring, among other matters, the maintenance of minimum levels of tangible net worth and profitability and certain financial ratios, including a minimum quick ratio and a maximum debt to net worth ratio. The Bank Line also precludes or limits the Company's ability to take certain actions, such as paying dividends, making loans, making acquisitions or incurring indebtedness, without the bank's prior written consent. In addition, the Subordinated Loan is subject to various restrictive covenants, including restrictions on dividends, mergers and the sale of substantially all assets of the Company. The Bank Line and the Subordinated Loan are more fully described in Part 1/Item 2-Financial Condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held its Annual Meeting of Stockholders on February 5, 1997. Two items were voted on by the stockholders.

    (1) Mr. John F. Bishop and Mr. J. Bradford Bishop were re-elected as Class I members of the Board of Directors with terms expiring at the 2000 Annual Meeting. The votes cast for or withheld for each nominee were as follows:
       For - 355,671; Withheld - 11,605. Michael E. Johnson and J. Sidney Webb, each a Class II director, and Robert D. Johnson, a Class III director, were not up for re-election and continue in office.

    (2) The stockholders approved the Company's Second Amended and Restated 1994 Stock Option Plan, as adopted by the Board of Directors. Vote to approve as follows: For - 240,598; Against - 25,362; Abstain - 790; Broker Non-Votes - 100,526.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)                                                                                         Exhibits.

                  10(a)  Loan Modification Agreement dated as of January 15, 1997, between the Company and Silicon Valley Bank.

                  10(b)  Loan Modification Agreement dated as of March 5, 1997, between the Company and
                         Silicon Valley Bank.

                  10(c)  Indemnification Agreement dated February 19, 1997, between the Company and
                         Lewis R. Foster.

                  10(d)  Indemnification Agreement dated February 19, 1997, between the Company and Ivan
                         Andres.

                  27     Financial Data Schedule.

(b)                                                                              Reports on Form 8-K.

    The Company did not file with the Commission any reports on Form 8-K in the quarter ended March 31, 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          EIP MICROWAVE, INC.
                                          (Registrant)

                         NAME                                             TITLE                         DATE
------------------------------------------------------  -----------------------------------------  --------------

                /s/ J. BRADFORD BISHOP
     -------------------------------------------        Chairman of the Board and Chief Executive
                  J. Bradford Bishop                      Officer                                     May 5, 1997

                 /s/ LEWIS R. FOSTER
     -------------------------------------------        President and Chief Operations Officer
                   Lewis R. Foster                                                                    May 5, 1997

                  /s/ JOHN F. BISHOP
     -------------------------------------------        Vice Chairman, Treasurer and Secretary
                    John F. Bishop                        (Principal Financial Officer)               May 5, 1997

                              EIP MICROWAVE, INC.
                               INDEX TO EXHIBITS

                                                                                                     SEQUENTIALLY
EXHIBIT NO.                                       DESCRIPTION                                       NUMBERED PAGE
-----------  -------------------------------------------------------------------------------------  --------------

 10(a)       Loan Modification Agreement dated as of January 15, 1997, between the Company and
               Silicon Valley Bank................................................................        14

  10(b)      Loan Modification Agreement dated as of March 5, 1997, between the Company and
               Silicon Valley Bank................................................................        17

  10(c)      Indemnification Agreement dated February 19, 1997, between the Company and Lewis R.
               Foster.............................................................................        19

  10(d)      Indemnification Agreement dated February 19, 1997, between the Company and Ivan
               Andres.............................................................................        24

  27         Financial Data Schedule..............................................................        29