Form 10QSB
period 1997-06-30
EIP MICROWAVE INC
filed 1997-08-14
CIK 26782

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                            ------------------------

                                  FORM 10-QSB

(Mark One)
[ X ]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

[  ]       Transition Report Under Section 13 or 15(d) of the Exchange Act
           For the transition period from          to

                         COMMISSION FILE NUMBER 0-5351

                              EIP MICROWAVE, INC.

       (Exact name of small business issuer as specified in its charter)

                   DELAWARE                               95-2148645
         (State or other jurisdiction            (IRS Employer Identification
      of incorporation or organization)                      No.)

   3 CIVIC PLAZA, SUITE 265, NEWPORT BEACH,                  92660
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

OUTSTANDING COMMON STOCK: As of August 4, 1997, Registrant had only one class of common stock, and had 424,907 shares of this $.01 par value common stock outstanding.

Transitional Small Business Disclosure Format (check one): YES [   ]   NO [ X ]

                                                       Total Number of Pages: 48

                                                               Exhibit Index  12

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              EIP MICROWAVE, INC.

                                  FORM 10-QSB
                          QUARTER ENDED JUNE 30, 1997

PART I  FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets as of June 30,
             1997 (unaudited) and September 30, 1996                Page               3

           Condensed Consolidated Statements of Operations and
             Retained Earnings (Accumulated Deficit) for the three
             months and nine months ended June 30, 1997 and 1996
             (unaudited)                                            Page               4

           Condensed Consolidated Statements of Cash Flows for the
             nine months ended June 30, 1997 and 1996 (unaudited)   Page               5

           Notes to Unaudited Condensed Consolidated Financial
             Statements                                             Page               6

Item 2.    Management's Discussion and Analysis of Results of       Pages           7-10
             Operations and Financial Condition

PART II  OTHER INFORMATION

Item 2.    Changes in Securities                                    Page              10

Item 3.    Defaults upon Senior Securities                          Page              10

Item 5.    Other Information                                        Page              10

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

                              EIP MICROWAVE, INC.

                         PART I--FINANCIAL INFORMATION

              ITEM 1--CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                   (Dollars in thousands, except share data)

                                     ASSETS

                                                                                         JUNE 30,    SEPTEMBER 30,
                                                                                           1997          1996
                                                                                        -----------  -------------
                                                                                        (UNAUDITED)

Current assets:
  Cash and cash equivalents...........................................................   $     257     $     216
  Short-term investments..............................................................          27           324
                                                                                        -----------       ------
                                                                                               284           540
  Accounts receivable, net............................................................         308           686
  Inventories.........................................................................       1,125         1,067
  Prepaid expenses....................................................................          71            59
                                                                                        -----------       ------
      Total current assets............................................................       1,788         2,352
                                                                                        -----------       ------
Property and equipment, net...........................................................         630           631
                                                                                        -----------       ------
                                                                                         $   2,418     $   2,983
                                                                                        -----------       ------
                                                                                        -----------       ------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable....................................................................   $     314     $     706
  Accrued liabilities.................................................................         519           546
  Advanced payments from customers....................................................      --               190
  Bank borrowings.....................................................................         296           185
  Notes payable to affiliates.........................................................         150        --
  Current portion of obligations under capital leases.................................          34            34
                                                                                        -----------       ------
      Total current liabilities.......................................................       1,313         1,661
                                                                                        -----------       ------
Long term notes payable to affiliates.................................................         600        --
Long term obligations under capital leases............................................          71            95
                                                                                        -----------       ------
      Total Liabilities...............................................................       1,984         1,756

Stockholders' equity:
  Common stock, $.01 par value, authorized - 10,000,000 shares;
    424,907 issued and outstanding....................................................           5             5
  Additional paid-in capital..........................................................         848           848
  Retained earnings (accumulated deficit).............................................        (419)          374
                                                                                        -----------       ------
      Total stockholders' equity......................................................         434         1,227
                                                                                        -----------       ------
                                                                                         $   2,418     $   2,983
                                                                                        -----------       ------
                                                                                        -----------       ------

                              EIP MICROWAVE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                  AND RETAINED EARNINGS (ACCUMULATED DEFICIT)
                (In thousands, except per share data, unaudited)

                                                                                 THREE MONTHS          NINE MONTHS
                                                                                ENDED JUNE 30,        ENDED JUNE 30,
                                                                             --------------------  --------------------
                                                                               1997       1996       1997       1996
                                                                             ---------  ---------  ---------  ---------
Net sales..................................................................  $   1,013  $   1,642  $   3,560  $   4,886
Costs and expenses:
  Cost of sales............................................................        575      1,090      2,170      3,075
  Research, development and engineering....................................        228        258        722        724
  Selling, general and administrative......................................        453        496      1,416      1,548
  Interest and other, net..................................................         35         (5)        45       (142)
                                                                             ---------  ---------  ---------  ---------
      Total costs and expenses.............................................      1,291      1,839      4,353      5,205
                                                                             ---------  ---------  ---------  ---------
Net income (loss)..........................................................       (278)      (197)      (793)      (319)
Retained earnings at beginning of period...................................       (141)       745        374        867
                                                                             ---------  ---------  ---------  ---------
Retained earnings (accumulated deficit) at end of period...................  $    (419) $     548  $    (419) $     548
                                                                             ---------  ---------  ---------  ---------
                                                                             ---------  ---------  ---------  ---------
Net income (loss) per share................................................  $    (.65) $    (.47) $   (1.87) $    (.75)
                                                                             ---------  ---------  ---------  ---------
                                                                             ---------  ---------  ---------  ---------
Weighted average common shares outstanding.................................        425        423        425        423
                                                                             ---------  ---------  ---------  ---------
                                                                             ---------  ---------  ---------  ---------

                              EIP MICROWAVE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Increase (decrease) in cash

                       (Dollars in thousands, unaudited)

                                                                                                 NINE MONTHS ENDED
                                                                                               ----------------------
                                                                                               JUNE 30,    JUNE 30,
                                                                                                 1997        1996
                                                                                               ---------  -----------
Cash flows from operating activities:
  Net income (loss)..........................................................................  $    (793)  $    (319)
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
    Depreciation and amortization............................................................        190         134
    Gain on sale of capital equipment........................................................        (98)        (50)
    Change in assets and liabilities:
      Accounts receivable, net...............................................................        378         277
      Inventories............................................................................        (58)        117
      Prepaid expenses.......................................................................        (12)         33
      Accounts payable.......................................................................       (392)          1
      Accrued liabilities....................................................................        (27)       (151)
      Advanced payment from customers........................................................       (190)     --
                                                                                               ---------       -----
Cash provided by (used in) operating activities..............................................     (1,002)         42
                                                                                               ---------       -----
Cash flows from investing activities:
  Purchase of short-term investments.........................................................     --             (19)
  Sale of short-term investments.............................................................        297      --
  Capital expenditures.......................................................................       (192)       (347)
  Proceeds from sale of capital equipment....................................................        101          61
                                                                                               ---------       -----
Cash provided by (used in) investing activities..............................................        206        (305)
                                                                                               ---------       -----
Cash flows from financing activities:
  Proceeds from bank borrowings..............................................................        111         185
  Proceeds from notes payable to affiliates..................................................        750      --
  Repayment of obligations under capital leases..............................................        (24)     --
                                                                                               ---------       -----
Cash provided by financing activities........................................................        837         185
                                                                                               ---------       -----
Increase (decrease) in cash and cash equivalents.............................................         41         (78)
Cash and cash equivalents at beginning of period.............................................        216         126
                                                                                               ---------       -----
Cash and cash equivalents at end of period...................................................  $     257   $      48
                                                                                               ---------       -----
                                                                                               ---------       -----

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

(b) Composition of certain balance sheet captions (in thousands):

                                                                     JUNE 30,    SEPTEMBER 30,
                                                                       1997          1996
                                                                    -----------  -------------
                                                                    (UNAUDITED)
Accounts receivable:
  Trade...........................................................   $     358     $     736
  Less allowance for doubtful accounts............................         (50)          (50)
                                                                    -----------  -------------
                                                                     $     308           686
                                                                    -----------  -------------
Inventories:
  Raw materials...................................................   $     599     $     719
  Work-in-process.................................................         411           320
  Finished goods..................................................         115            28
                                                                    -----------  -------------
                                                                     $   1,125     $   1,067
                                                                    -----------  -------------
  Property and equipment:
  Cost............................................................   $   5,403     $   5,319
  Accumulated depreciation........................................      (4,773)       (4,688)
                                                                    -----------  -------------
                                                                     $     630     $     631
                                                                    -----------  -------------

(c) The calculation of net income (loss) per share is based upon the weighted average number of shares outstanding during the year. During the three month and nine month periods ended June 30, 1997 and 1996, the common equivalent shares were antidilutive due to losses in those periods and, accordingly, were excluded from the computation of loss or income per share for those periods.

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

                             RESULTS OF OPERATIONS

    Net sales for the three months ended June 30, 1997, were $1,013,000, a 38% decrease from net sales of $1,642,000 in the same period last year. Net sales for the nine months ended June 30, 1997, were $3,560,000, a 27% decrease from net sales of $4,886,000 for the same period last year. The decrease in net sales for both periods was primarily attributable to lower export sales of frequency counters.

    Gross margin increased to 43% in the third fiscal quarter of 1997, from 34% in the third fiscal quarter of 1996. Gross margin increased to 39% for the nine months ended June 30, 1997, from 37% for the same period last year. The increase in gross margin percentage for both periods ended June 30, 1997, was primarily attributable to an increase in sales of higher gross margin units and an improved gross margin for VXI products.

    Incoming orders for the third fiscal quarter were $809,000, a 68% decrease from orders of $2,453,000 for the same period a year ago. Orders for the quarter ended June 30, 1996, included a $1,020,000 order for VXI products, and there was no equivalent large order during the same period this year. In addition, incoming export orders for frequency counters were $466,000 less in the third quarter of the current year than the same period last year. Incoming orders for the nine months ended June 30, 1997, were $3,213,000, a 36% decrease from orders of $5,007,000 for the same period a year ago. The decrease in orders for the nine months ended June 30, 1997, resulted primarily from a shortfall in domestic and international large order bookings, particularly the lack of a large VXI order in the third fiscal quarter of the current year, and international base level bookings. Backlog at June 30, 1997, was $404,000, a 69% decrease from a backlog of $1,292,000 at the end of the third fiscal quarter last year.

    Research, development and engineering expenses decreased 12% to $228,000 in the third fiscal quarter of 1997, compared to $258,000 for the same quarter last year. Research, development and engineering expenses were $722,000 for the nine months ended June 30, 1997, comparable to $724,000 for the same period last year. The decrease in research, development and engineering expenses in the third fiscal quarter of 1997 was primarily due to reduced use of outside independent contractors and general expense control.

    Selling, general and administrative expenses decreased 9% to $453,000 during the third fiscal quarter of 1997, compared to $496,000 for the same quarter last year. Selling, general and administrative expenses decreased 9% to $1,416,000 for the nine months ended June 30, 1997, compared to $1,548,000 in the same period last year. The decrease in selling, general and administrative expenses for both periods is due primarily to decreased commission expense resulting from decreased sales volume and overall expense control, compared to the same periods last year.

    The Company recorded a net loss of $278,000 for the third fiscal quarter of 1997, as compared to a net loss of $197,000 recorded during the same period last year. A net loss of $793,000 was recorded for the nine months ended June 30, 1997, as compared to a net loss of $319,000 recorded for the same period last year. Gains on sale of capital equipment of $57,000 and $98,000, respectively, are included in interest and other in the net losses for the three months and nine months ended June 30, 1997. Further the net loss for

                              EIP MICROWAVE, INC.

             PART I/ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

the nine months ended June 30, 1996 reflects a credit of $111,000 due to the waiver of fees owed by the Company to members of the Board of Directors, and a gain on sale of capital equipment of $50,000. The increase in losses for the three month and nine month periods ended June 30, 1997, compared to the same periods last year, is primarily due to decreased sales.

                              FINANCIAL CONDITION

    At June 30, 1997, the Company's cash, cash equivalents and short-term investment balance was $284,000, as compared with a cash, cash equivalents and short-term investment balance of $540,000 at September 30, 1996. At June 30, 1997, the Company had no material commitments for capital expenditures. At June 30, 1997, working capital decreased $216,000 from September 30, 1996, and the Company's current ratio decreased to 1.36:1 from 1.42:1 over the same time period.

    At June 30, 1997, the Company had outstanding borrowings in the aggregate principal amount of $296,000 under its bank line of credit (the "Bank Line"). The Bank Line provides for borrowings up to 60% of eligible accounts receivable, not to exceed $500,000. Interest is charged at the bank's prime rate plus 3% per annum, provided that the interest rate in effect each month shall not be less than 10% per annum, and is payable monthly (11.5% as of June 30, 1997). The Bank Line expires on March 4, 1998. The Bank Line contains various restrictive covenants requiring, among other matters, the maintenance of minimum levels of tangible net worth and profitability and certain financial ratios, including a minimum quick ratio and a maximum debt to net worth ratio. The Bank Line also precludes or limits the Company's ability to take certain actions, such as paying dividends, making loans, making acquisitions or incurring indebtedness, without the bank's prior written consent. The Bank Line is secured by substantially all of the Company's assets. At June 30, 1997, the Company was in default under the restrictive covenants of the Bank Line.

    In the event that the Company is unable to maintain compliance with its financial covenants under the Bank Line, J. Bradford Bishop, the Chairman and Chief Executive Officer of the Company, and John F. Bishop, the Vice Chairman, Treasurer and Secretary of the Company (the "Bishops"), have agreed to finance up to $500,000 of working capital, in addition to the Subordinated Notes (described below), on terms acceptable to the Bishops and the Company to replace the Bank Line.

    At June 30, 1997, the Company had outstanding borrowings in the aggregate principal amount of $600,000 under subordinated notes (the "Subordinated Notes") payable to the Bishops. The Subordinated Notes must be repaid by the Company by February 1, 2000. Interest is charged at 8% per annum, and is payable quarterly. The Subordinated Notes are subject to various restrictive covenants, including restrictions on dividends, mergers and the sale of substantially all assets of the Company. The Subordinated Notes are secured by substantially all of the Company's assets. In connection with the Subordinated Notes, the Company issued warrants entitling the Bishops to purchase 90,000 shares of the Company's common stock at $3.00 per share. The warrants will expire on December 16, 2001. The Bishops have subordinated the Subordinated Notes to the Bank Line.

    At June 30, 1997, the Company also had outstanding borrowings in the aggregate principal amount of $150,000 under a demand note (the "Bridge Loan") to the Bishops. Interest is charged at 10% per annum. Principal and interest under the Bridge Loan is payable on demand. The Bridge Loan is secured by substantially all of the Company's assets.

    In addition to cash on hand and funds generated from operations, the Company believes that additional cash of approximately $250,000 will be necessary to satisfy its cash requirements for the

                              EIP MICROWAVE, INC.

             PART I/ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

remainder of the fiscal year ending September 30, 1997. Further, additional funds will be required to satisfy the Company's cash requirements during fiscal 1998. The Company is in the process of reviewing proposals for the infusion of additional debt and/or equity capital into the Company. Any such additional capital will likely have a dilutive impact on the holders of the Company's Common Stock. There is no assurance that the Company will be successful in obtaining such capital. If the Company is unable to obtain additional debt or equity capital on a timely basis, the Company will be required to significantly curtail its planned operations, and its business, financial condition and results of operations will be materially adversely affected.

                                CERTAIN FACTORS

    IN ADDITION TO THE FACTORS DISCUSSED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-QSB, THE FOLLOWING ARE IMPORTANT FACTORS WHICH COULD CAUSE ACTUAL RESULTS OR EVENTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY FORWARD-LOOKING STATEMENT MADE BY OR ON BEHALF OF THE COMPANY.

PRODUCT DEVELOPMENT AND INTRODUCTION

    The Company expects to continue to invest in research and development of new products, and plans to begin producing a new frequency measurement product line in fiscal year 1997. Due to the uncertainty associated with any product development and introduction (such as delays in development and lack of market acceptance of a new product), there can be no assurances that the Company's development and introduction efforts will be successful. If the new frequency measurement product line is not successfully introduced in fiscal year 1997, the Company's business, financial condition and results of operations will be materially adversely affected.

LIQUIDITY

    In addition to cash on hand and funds generated from operations, the Company believes that additional cash of approximately $250,000 will be necessary to satisfy its cash requirements for the remainder of the fiscal year ending September 30, 1997. Further, additional funds will be required to satisfy the Company's cash requirements during fiscal 1998. The Company is in the process of reviewing proposals for the infusion of additional debt and/or equity capital into the Company. Any such additional capital will likely have a dilutive impact on the holders of the Company's Common Stock. There is no assurance that the Company will be successful in obtaining such capital. If the Company is unable to obtain additional debt or equity capital on a timely basis, the Company will be required to significantly curtail its planned operations, and its business, financial condition and results of operations will be materially adversely affected.

    Further there can be no assurance that the Company's existing cash resources and any funds obtained by infusion of additional debt and/or equity capital will be sufficient to satisfy the Company's operating requirements. The actual cash resources required will depend upon numerous factors, including those described under "Product Development and Introduction" above and "Other Factors" below.

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

                           PART II--OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

    The Company's Bank Line contains various restrictive covenants requiring, among other matters, the maintenance of minimum levels of tangible net worth and profitability and certain financial ratios, including a minimum quick ratio and a maximum debt to net worth ratio. The Bank Line also precludes or limits the Company's ability to take certain actions, such as paying dividends, making loans, making acquisitions or incurring indebtedness, without the bank's prior written consent. In addition, the Subordinated Notes are subject to various restrictive covenants, including restrictions on dividends, mergers and the sale of substantially all assets of the Company. The Bank Line and the Subordinated Notes are more fully described in Part I/Item 2--Financial Condition.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    At June 30, 1997, the Company was in default under the restrictive covenants of the Bank Line. The Bank Line, among other restrictive covenants, requires that losses for the fiscal quarter ended June 30, 1997 not exceed $165,000. The Company's actual losses were $278,000 for the fiscal quarter ended June 30, 1997. The principal amount outstanding under the Bank Line was $296,000 at June 30, 1997. The Company has requested that the bank waive the existing default and amend the restrictive covenants under the Bank Line. The Bank Line is more fully described in Part I/Item 2--Financial Condition.

ITEM 5.  OTHER INFORMATION

    On May 29, 1997, the Company announced that it has entered into a five-year OEM Agreement with a major company considered to be one of the leaders in test and measurement instrumentation. The Agreement contemplates the sale of EIP's recently developed line of microwave counters to the OEM customer on a private label basis for worldwide distribution. The sale of products under the OEM Agreement is subject to satisfactory completion of initial testing.

    On June 25, 1997, the Company's Common Stock, trading under the symbol EIPM was delisted from The Nasdaq Stock Market, Inc. (the "Nasdaq Stock Market"), because the Company no longer complied with the criteria established by the Nasdaq Stock Market for continuation of listing. Although the Common Stock was delisted from the Nasdaq Stock Market, to the extent market makers in the Common Stock continue to enter bid and ask prices, the Company's Common Stock will be quoted in the OTC Bulletin Board or, in the alternative, in the National Quotation Bureau's Pink Sheets.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

       10(a) OEM Purchase Agreement effective on May 28, 1997.

       27   Financial Data Schedule.

    (b) Reports on Form 8-K.

        The Company did not file with the Commission any reports on Form 8-K in the quarter ended June 30, 1997.

                              EIP MICROWAVE, INC.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               EIP MICROWAVE, INC.
                                               (Registrant)

DATE:  August 4, 1997                                     BY:         /s/ J. BRADFORD BISHOP
                                                    ----------------------------------------
                                                            J. Bradford Bishop
                                                         CHAIRMAN OF THE BOARD AND
                                                          CHIEF EXECUTIVE OFFICER

DATE:  August 4, 1997                                      BY:           /s/ LEWIS R. FOSTER
                                                    ----------------------------------------
                                                              Lewis R. Foster
                                                   PRESIDENT AND CHIEF OPERATING OFFICER

DATE:  August 4, 1997                                      BY:            /s/ JOHN F. BISHOP
                                                    ----------------------------------------
                                                              John F. Bishop
                                                       VICE CHAIRMAN, TREASURER AND
                                                  SECRETARY (PRINCIPAL FINANCIAL OFFICER)

                              EIP MICROWAVE, INC.

                               INDEX TO EXHIBITS

                                                                                                       SEQUENTIALLY
EXHIBIT NO.  DESCRIPTION                                                                               NUMBERED PAGE
-----------  ------------------------------------------------------------------------------------  ---------------------
  *10(a)     OEM Purchase Agreement effective on May 28, 1997.

    27       Financial Data Schedule

------------------------

* Portions of this document are confidential, and have been omitted pursuant to 17 C.F.R. Section 240.246-2 and filed separately with the Securities and Exchange Commission.