Form 10KSB40
period 1997-09-30
EIP MICROWAVE INC
filed 1997-12-29
CIK 26782

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549
                                 ____________________

                                     FORM 10-KSB

  (Mark One)
     [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

     [   ]    Transition Report Under Section 13 or 15(d) of the Exchange Act
              For the transition period from              to

              COMMISSION FILE NO. 0-5351


                                 EIP MICROWAVE, INC.
          (Exact name of small business issuer as specified in its charter)

         DELAWARE                                      95-2148645
(State or other jurisdiction                           (IRS Employer
of incorporation or organization)                   Identification No.)

    4500 CAMPUS DRIVE, SUITE 219
     NEWPORT BEACH, CALIFORNIA                             92660
(Address of principal executive offices)                 (Zip Code)

                                    (714) 851-3177
                              (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:       NONE
Securities registered under Section 12(g) of the Exchange Act:    COMMON STOCK,
                                                                $.01 PAR VALUE
                                                               (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   YES [ X ]  NO [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this  Form 10-KSB.    [ X ]

The issuer's revenues for the fiscal year ended September 30, 1997, were $4,739,000. The aggregate market value of the voting stock held by non-affiliates of the issuer, computed by reference to the average bid and asked prices as of December 23, 1997, was approximately $405,000. For purposes of this determination only, directors and officers of the issuer have been assumed to be affiliates. There were a total of 424,907 shares of the issuer's common stock outstanding as of December 23, 1997.

                         DOCUMENTS INCORPORATED BY REFERENCE


(1) Portions of the Definitive Proxy Statement filed with Securities and Exchange Commission relating to the Company's 1998 Annual Meeting of Stockholders - Part III.

                    Transitional Small Business Disclosure Format
                            (check one):Yes  [ ]  No  [X]

                                        PART I

ITEM 1.  DESCRIPTION OF BUSINESS

    THE FOLLOWING DISCUSSION CONTAINS TREND INFORMATION AND OTHER FORWARD-LOOKING STATEMENTS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. THE ACTUAL RESULTS OF EIP MICROWAVE, INC. (THE "COMPANY") COULD DIFFER MATERIALLY FROM THE COMPANY'S HISTORICAL RESULTS OF OPERATIONS AND THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY INCLUDE, BUT ARE NOT LIMITED TO, THOSE IDENTIFIED IN "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - CERTAIN FACTORS." DUE TO SUCH FACTORS AND OTHER FACTORS, PAST RESULTS ARE NOT A RELIABLE PREDICTOR OF FUTURE RESULTS.

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

    Stand-alone microwave frequency counters represented 53% of net sales in 1997, 50% of net sales in 1996, and 64% of sales in 1995. The balance of sales in those years was mainly derived from the Company's VXIbus-based products. VXIbus is a hardware and software standard for modular instrumentation. EIP manufactures individual modules in the VXIbus format that provide various functions, including frequency measurement, synthesized signal generation, downconversion and modulation. These modules plug in to standardized racks that supply power and computer resources.

    During fiscal 1997, the Company introduced a new line of microwave frequency counters suitable for use in laboratory, manufacturing and field service environments. These products are portable and can be operated on their
own internal batteries.   The Company began distributing these products in
October 1997, on a private label basis worldwide through an OEM relationship with Hewlett-Packard Company ("Hewlett-Packard").

    The Company designs and manufactures its own YIG (Yitrium iron garnet) filters, which are a key feature of many EIP microwave products. Additionally, the Company manufactures hybrid microwave integrated circuits (MICs) and proprietary microwave subassemblies used in its microwave products. Management believes that the Company's YIG and MIC capabilities provide its microwave products with competitively superior performance, protection from overload, and compact size.

MARKETS/PRINCIPAL CUSTOMERS

    The Company has a variety of customers worldwide for its microwave products, including the military, government agencies, government subcontractors, the telecommunications industry, the aerospace industry, and research and development facilities. The primary customers for the Company's RF
products are telecommunication companies.   The Company's principal customers,
and the percent of its net sales attributable to such customers, are Northrop-Grumman (21% in fiscal 1997, 22% in fiscal 1996, and 11% in fiscal
1995) and Marconi (19% in fiscal 1995). Other important customers that provided less than 10% of revenues to the Company in such periods were Hewlett-Packard Company, Lockheed Martin, Kelly Air Force, Hughes Aircraft, and Harris Corporation.

    The Company's sales of microwave products to the United States Government and its contractors comprised approximately 43%, 33% and 36%, of net sales for the fiscal years 1997, 1996, and 1995, respectively. In September 1997, the Company received a five-year indefinite quantity, fixed price supply subcontract from a ManTech Systems Engineering Corporation, a government contractor ("ManTech"), with total sales value to the Company that could range from approximately $3.5 to $20 million. Foreign sales represented 30% of net sales in fiscal 1997, 36% of net sales in fiscal 1996 and 43% of net sales in fiscal 1995.

METHODS OF DISTRIBUTION

    The Company has entered into a five-year OEM Agreement with Hewlett-Packard Company ("Hewlett-Packard"). The Agreement contemplates the worldwide distribution of the Company's recently developed line of microwave frequency counters through Hewlett-Packard on a private label basis. The Company began distributing this new line of products in October 1997.

    The Company uses independent manufacturers' representatives for distribution of its other products in the United States and in foreign countries. The Company provides service and technical support to its manufacturers' representatives, and directly to its customers.

    From November 1992 until December 1995, the Company's products were distributed in a number of foreign countries through an exclusive distribution agreement with Marconi Instruments, a subsidiary of The General Electric Company, Plc. of England. Foreign sales through Marconi Instruments represented 19% of net sales in fiscal 1995. The Company has since established agreements with other independent manufacturers' representatives in these countries previously covered by Marconi Instruments.

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

    The markets in which the Company's frequency counters are sold are well-defined and narrow markets which have become increasingly competitive both in the United States and abroad. Within these narrow markets, the Company believes it holds a significant competitive position, generally believed to be number two or three in market share. The Company encounters competition, however, from certain firms which are substantially larger and have greater financial resources than the Company; the market leader is believed to be Hewlett-Packard. Other companies selling products in the same markets as the Company include Anritsu, Advantest, Racal and XL Microwave.

    The market for the microwave synthesized signal generators is considered to be larger than the microwave frequency counter market. As the market for this type of product is still developing, the Company has not been able to determine market share. At present, the only other known supplier of VXIbus microwave synthesized signal generators is Giga-tronics.

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

RESEARCH, DEVELOPMENT AND ENGINEERING

    Management believes that the Company's future success is dependent to a significant extent upon engineering and new product development. Expenditures for research, development and engineering during the past three years have ranged between 21% and 11% of annual net sales. Research, development and engineering expenditures were $996,000, $978,000, and $742,000, for fiscal years ended September 30, 1997, 1996, and 1995, respectively. Management expects that current development efforts will result in the introduction of a new product for the telecommunications market in 1998. All of the Company's research, development and engineering activities have been Company-funded.

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

EMPLOYEES

    The Company had 45 employees at September 30, 1997, 39 of whom were full time employees, and had 52 employees at September 30, 1996, 49 of whom were full time employees. The Company believes that its employee relations are good, but can make no assurances that it will continue to be able to attract and retain qualified employees. The Company also has engaged the services of consultants when appropriate.

PATENTS AND TRADEMARKS

    The Company holds no patents, trademarks, franchises, concessions or royalty agreements that have a material importance to or effect on its frequency counter, pulse counter, synthesized signal generator, pulse generator, or downconverter product lines. However, the Company has obtained a license from a third party for digital modulation implementations relating to products under development by the Company.


    The Company relies on trade secrets and technical know-how in order to maintain its competitive advantage and scientific expertise. It is the practice of the Company to enter into confidentiality agreements with employees, consultants, and any third party to whom it discloses confidential information. There can be no assurance that such confidential information will not be disclosed, that similar trade secrets or expertise will not be independently developed, or that access to such information could not be gained inadvertently.

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

COMPLIANCE WITH PROVISIONS ON ENVIRONMENTAL PROTECTION

    The Company does not believe that compliance with federal, state, and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have any material effect upon the capital expenditures, earnings, or competitive position of the Company.

ITEM 2.  PROPERTIES

    The Company leases a 20,331 square foot one story, concrete structure located in Milpitas, California, which contains production, warehouse and office facilities. The lease term continues until October 1998, with an option to renew for an additional three years. The annual rent for the current term is $226,000 plus applicable real property taxes and insurance. The Company also leases 361 square feet of space as the Company's corporate offices located in Newport Beach, California. The lease term continues until November 1998, with an annual rent of $4,765. The current facilities are believed by the Company to be suitable and adequate for its present requirements.

    The Company also owns and uses machinery, equipment, and furniture with an original cost of approximately $5,311,000 at September 30, 1997. The Company also leases and uses equipment with capital lease obligations of $98,000 at September 30, 1997. This personal property is believed to be in acceptable condition.

    The Company's management believes the facilities and all machinery and equipment of the Company are adequately insured to cover loss of equipment or occupancy privileges.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the fourth quarter of fiscal 1997 no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                       PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    As of December 23, 1997, there are 424,907 shares of Common Stock of the Company owned of record by approximately 244 stockholders. An additional 200,000 shares of Common Stock of the Company are reserved for issuance against the exercise of Company stock options.

    The following table reflects the high and low bid information for the common stock of the Company for the last two fiscal years, based on quotes provided by NASDAQ. For the period through June 25, 1997, the Common Stock was listed on the NASDAQ SmallCap Market under the symbol EIPM. For the period since June 25, 1997, the Common Stock has been quoted on the NASD Bulletin Board under the symbol EIPM. These quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.


  Fiscal Year 1997        BID            Fiscal Year 1996         BID
                     HIGH      LOW                           HIGH      LOW
  First Quarter      5         1         First Quarter       5 1/2     1 1/2
  Second Quarter     2         1         Second Quarter      7 1/4     2 3/4
  Third Quarter      6         1 1/4     Third Quarter       7 1/2     2
  Fourth Quarter     3 5/8     1 1/4     Fourth Quarter      6 3/4     3 1/2


    No dividends were paid during the past two fiscal years. Under the terms of agreements with the Company's senior and subordinated lenders, the Company may not pay or declare dividends without the lenders' prior written consent.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

    THE FOLLOWING DISCUSSION CONTAINS TREND INFORMATION AND OTHER FORWARD-LOOKING STATEMENTS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE COMPANY'S HISTORICAL RESULTS OF OPERATIONS AND THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY INCLUDE, BUT ARE NOT LIMITED TO, THOSE IDENTIFIED UNDER THE HEADING "CERTAIN FACTORS" BELOW. DUE TO SUCH RISK FACTORS AND OTHER FACTORS, PAST RESULTS ARE NOT A RELIABLE PREDICTOR OF FUTURE RESULTS.

    IN ADDITION, THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THE ACCOMPANYING NOTES HEREIN, AND IS QUALIFIED ENTIRELY BY THE FOREGOING AND BY OTHER MORE DETAILED FINANCIAL INFORMATION APPEARING ELSEWHERE.


RESULTS OF OPERATIONS

    Net sales for fiscal 1997 were $4,739,000, a 27% decrease from fiscal 1996 sales of $6,492,000. The decrease in net sales in fiscal 1997, compared to the prior year, was primarily attributable to lower export sales of frequency counters. The 3% decrease in fiscal 1996 net sales, compared to fiscal 1995 net sales of $6,721,000 was primarily attributable to market softness for the Company's products. Foreign exchange rate fluctuations did not have a material impact on net sales or gross profit margins for the last three fiscal years.

    The Company's gross profit margin increased in fiscal 1997 to 38%, from 37% in fiscal 1996. The increase in the fiscal 1997 gross profit margin, compared to fiscal 1996 was due almost entirely to an improved gross margin for VXIbus products. An increase in sales of higher gross margin units had a relatively small impact. The Company's gross profit margin decreased in fiscal 1996 to 37% from 46% in fiscal 1995. The decrease in the fiscal 1996 gross profit margin, compared to fiscal 1995, is primarily due to a sales mix shift from higher margin stand-alone counter products to lower margin VXIbus products and lower than expected gross profit margin on these VXI products. Each of these factors had a comparable impact on the decrease in gross profit margin.

    Inflation did not have a material effect on revenues nor gross profit during fiscal years 1997, 1996, or 1995.

    Incoming orders for fiscal 1997 were $4,428,000, a 28% decrease from $6,115,000 for the prior year. Backlog at September 30, 1997, was $441,000, a 42% decrease from $763,000 at September 30, 1996. The decrease in orders and backlog in fiscal 1997, compared to the prior year, resulted primarily from a shortfall in domestic and international large order bookings, particularly the lack of a large VXI order in fiscal 1997, and international base level bookings. Each of these factors had a comparable impact on the decrease in orders and backlog.

    Incoming orders for the fiscal 1996 year were $6,115,000, a 14% decrease from $7,127,000 in fiscal 1995 orders. Backlog at September 30, 1996 was $763,000, a 37% decrease from $1,210,000 at September 30, 1995. The decrease in orders and backlog in fiscal 1996, compared to the prior year, was primarily due to a 36% decrease in large government-related orders.

    Research, development and engineering expenditures increased 2% to $996,000 in fiscal 1997, from $978,000 in the prior fiscal year. Research, development and engineering expenditures in fiscal 1996 increased 32%, to $978,000 compared to $742,000 in fiscal year 1995. The increases in both years were due to increased new product development expenditures, primarily to support the development of a new frequency measurement product introduced in fiscal 1997.

    Selling, general and administrative expenses decreased 4% in fiscal 1997 to $2,005,000, compared to $2,084,000 in fiscal 1996. The decrease in selling, general and administrative expenses was due almost entirely to decreased commission expense resulting from decreased sales volume. Overall expense control had a small impact. Selling, general and administrative expenses decreased 9% in fiscal 1996 to $2,084,000, compared to $2,289,000 in fiscal 1995, primarily due to the decrease in commission expense resulting from lower sales volume (approximately 60% of the change), and a decrease in advertising expenses (approximately 20% of the change).

    During fiscal 1997, accrued and unpaid Board of Directors' fees amounted to $54,000. In 1996, the Board of Directors waived fees owed to them by the Company totaling $112,000. In fiscal 1996, the reversal of previously accrued fees was included in "Interest and other, net" cost and expenses in the statement of operations, and thereby reduced the net loss for the year ended September 30, 1996.


    The Company earned interest and dividend income of $6,000, $26,000, and $25,000, during fiscal 1997, 1996, and 1995, respectively. The decrease in interest and dividend income earned in fiscal 1997, as compared to fiscal 1996 and 1995, was primarily due to lower cash balances in fiscal 1997. Also included in interest and other for fiscal 1997, 1996 and fiscal 1995, are gains on sales of fixed assets of $1,000, $14,000 and $56,000, respectively.

    The Company recorded a net loss of $1,290,000 in fiscal 1997, as compared to a net loss of $493,000 recorded for the prior year. Gains on sale of capital equipment of $1,000 reduced the net loss for fiscal 1997. Further, the net loss for fiscal 1996 reflects a credit of $111,000 due to the waiver of fees owed by the Company to members of the Board of Directors, and a gain on sale of capital equipment of $14,000. The increase in losses for fiscal 1997, compared to the prior year, is primarily due to decreased sales.

    As a result of the foregoing, the Company incurred a loss of $1,290,000 in fiscal 1997, as compared to a loss of $493,000 recorded in fiscal 1996, and earnings of $125,000 in fiscal 1995.

    The Company believes that it will incur costs of addressing Year 2000 issues in amounts of approximately $150,000 in fiscal 1998 and $50,000 in fiscal 1999, for hardware, software, installation, and related training, for a new business management and accounting system.

FINANCIAL CONDITION

    At September 30, 1997, the Company's cash, cash equivalents and short-term investment balance was $280,000, as compared to $540,000, at September 30, 1996. The Company's accounts payable balance was $401,000 at September 30, 1997, compared to $706,000 at September 30, 1996. At September 30, 1997, the Company had no material commitments for capital expenditures.

    Working capital decreased by $681,000 in fiscal 1997, compared to a decrease of $724,000 in fiscal 1996. The Company's current ratio decreased to 1.01:1 at September 30, 1997, from 1.42:1 at September 30, 1996.

    At September 30, 1997, the Company had outstanding borrowings in the aggregate principal amount of $295,500 under its bank line of credit (the "Bank Line"). The Bank Line provides for borrowings up to 60% of eligible accounts receivable, not to exceed $500,000. At September 30, 1997, interest was charged at the bank's prime rate plus 3% per annum, provided that the interest rate in effect each month shall not be less than 10% per annum, and is payable monthly (11.5% as of September 30, 1997). At September 30, 1997, the Bank Line was set to expire on March 4, 1998 and contained various restrictive covenants requiring, among other matters, the maintenance of minimum levels of tangible net worth and certain financial ratios, including a minimum quick ratio and a maximum debt to net worth ratio, and the achievement of profitability. The Bank Line also precludes or limits the Company's ability to take certain actions, such as paying dividends, making loans, making acquisitions or incurring indebtedness, without the bank's prior written consent. The Bank Line is secured by substantially all of the Company's assets.

    At September 30, 1997, the Company was in default of certain financial covenants under the Bank Line. The Bank Line permits losses for the quarter ended June 30, 1997 in an amount up to $165,000 (and the Company's losses for such fiscal quarter were $278,000), permits losses for the quarter ended September 30, 1997 in an amount up to $110,000 (and the Company's losses for such fiscal quarter were $492,000) and requires a tangible net worth, including loans from affiliates, of at least $975,000 (and the Company's tangible net worth, including loans from affiliates, at September 30, 1997, was $937,000). These covenant defaults have been waived by the bank.

    At December 12, 1997, the Company had outstanding borrowings in the aggregate principal amount of $179,000 under the Bank Line, as amended. Interest is charged at the bank's prime rate plus 5% per annum (13.5% as of December 12, 1997), and is payable monthly. The Bank Line expires on January 31, 1998. The Bank Line contains various restrictive covenants requiring, among other matters, the maintenance of minimum levels of tangible net worth and certain financial ratios, including a minimum quick ratio and a maximum debt to net worth ratio, and maximum losses. The Bank Line also precludes or limits the Company's ability to take certain actions, such as paying dividends, making loans, making acquisitions or incurring indebtedness, without the bank's prior written consent. The Bank Line is secured by substantially all of the Company's assets, and is guaranteed by the Bishops and the Bishop Family Trust. At December 12, 1997, the Company was in compliance with the restrictive covenants of the Bank Line.

    The Company is continuing to pursue discussions with other lenders concerning a working capital facility; however, there can be no assurance that the Company will be able to obtain a satisfactory working capital facility.
Even if the Company is able to obtain a working capital facility from another lender, there can be no assurance as to the terms of such facility; and the terms of such facility could be even less attractive to the Company than the terms of the existing Bank Line or the non-binding proposal from SVB. If the Company is unable to obtain a satisfactory working capital facility, the Company and its business could be materially adversely affected.

    At September 30, 1997, the Company had outstanding borrowings in the aggregate principal amount of $600,000 under Subordinated Loan Agreement dated as of December 16, 1996 with J. Bradford Bishop, Chairman and Chief Executive Officer of the Company, and John F. Bishop, Vice Chairman, Treasurer and Secretary of the Company (together, the "Bishops"). The Bishops advanced $600,000 to the Company under the Subordinated Loan Agreement. Interest accrued thereon at 8% per annum, payable quarterly. In connection with the Subordinated Loan Agreement, the Company issued warrants to the Bishops to purchase 90,000 shares of Common Stock at $3.00 per share. The Subordinated Loan Agreement terminated on October 15, 1997, and all obligations thereunder were repaid in full on such date with the proceeds from the Loan Facility with the Bishop Family Trust. As consideration for the early repayment of such obligations, the warrants issued to the Bishops were canceled on October 15, 1997.

    At September 30, 1997, the Company had outstanding borrowings in the aggregate principal amount of $400,000 under several bridge loans from the Bishops payable on demand (the "Bridge Loans"). Interest accrued thereon at 10% per annum. The Bridge Loans were repaid in full on such date with the proceeds from the Loan Facility with the Bishop Family Trust (described below).

    On October 15, 1997, the Company entered into a loan and security agreement (the "Loan Facility") with John F. Bishop and Ann R. Bishop, trustees of the Bishop Family Trust (the "Bishop Family Trust"). At December 12, 1997, the Company had outstanding borrowings in the aggregate principal amount of $1,350,000. The Loan Facility provides for a term loan of $1,000,000 and revolving advances up to $450,000. Interest is charged at the prime rate plus 5% per annum and is payable monthly. The Loan Facility expires on October 15, 1998. The Loan Facility contains various restrictive covenants requiring, among other matters, the achievement of profitability on a rolling 3-month basis commencing in August 1998, and the maintenance of minimum revenues from its OEM relationship with Hewlett-Packard Company commencing in January 1998. The Loan Facility also precludes or limits the Company's ability to take certain actions, such as paying dividends, making loans, making acquisitions or incurring indebtedness, without the Bishop Family Trust's prior written consent. The Loan Facility is secured by substantially all of the Company's assets. The Bishop Family Trust has subordinated the Loan Facility to the Bank Line. At December 12, 1997, the Company was in compliance with the restrictive covenants of the Loan Facility.

    Under the terms of the Loan Facility, the Company will be obligated to pay facility fees of up to $282,000 to the Bishop Family Trust in the manner described below.

     A. A facility fee of $70,500 was fully earned on October 22, 1997 and will be payable by the Company on January 22, 1998.

     B. If the principal amount of the obligations outstanding under the Loan Facility on January 22, 1998 exceeds $1,000,000, then an additional facility fee of $70,500 will be fully earned on such date and will be payable by the Company on January 22, 1998.

     C. If the principal amount of the obligations outstanding under the Loan Facility on April 22, 1998 exceeds $1,000,000, then an additional facility fee of $141,000 will be fully earned on such date and will be payable by the Company on April 22, 1998.

The Company will have the right to pay the facility fee in cash or by issuance of Common Stock. The number of shares of Common Stock issuable as payment for a facility fee will equal (a) the applicable facility fee divided by (b) the Fair Market Value (as defined in the Loan Facility) per share of Common Stock on the date such facility fee is payable to the Bishop Family Trust.

    Future performance could reduce the total amount of funds available under the Bank Line and the Loan Facility at any given time.

    On November 14, 1997, the Company began a rights offering (the "Rights Offering"), whereby the Company offered 1,699,628 shares (the "Shares") of its Common Stock at $1.70 per Share to its stockholders of record on November 7, 1997 (the "Record Date"). Each stockholder of record was entitled to purchase four Shares for each share of Common Stock of the Company which they owned on the Record Date (the "Basic Subscription Rights"). Each shareholder of record also had the opportunity to subscribe for as many additional shares as they desired. However, if the Shares were oversubscribed, the Shares would be allocated pro rata based on the number of Shares subscribed to under the Basic Subscription Rights. The

Rights Offering was initially set to expire on December 15, 1997, unless extended by the Company. The Company has extended the expiration date for the Rights Offering until January 5, 1998 at 5:00 P.M., California time, unless further extended. The Company has also increased the number of shares offered to 5,948,698, and has lowered the price for each Share to $1.00. The net proceeds to the Company upon successful completion of the Rights Offering will be used to develop new products, fund working capital requirements and repay debt.

    In addition to cash on hand and funds generated from operations the Company believes that borrowings under existing or replacement debt facilities and proceeds from the Rights Offering in an aggregate amount equal to approximately $3,500,000 will be necessary to satisfy the Company's cash requirements for implementing its business plan during the remainder of the fiscal year ending September 30, 1998. The actual cash resources required will depend upon numerous factors, including those described under "Certain Factors--Dependence on New OEM Relationship," "--Dependence on Government Contractors, " and " --Uncertainty of Product Development and Introduction", and the cash requirements could be materially greater than $3,500,000. There is no assurance that the Company will be successful in obtaining all such capital from the Rights Offering or from such debt facilities. If the Company is unable to obtain such capital from the Rights Offering or from such debt facilities on a timely basis, the Company will be required to significantly curtail its planned operations and its business, financial condition and results of operations could be materially adversely affected.

CERTAIN FACTORS

    IN ADDITION TO THE FACTORS DISCUSSED ELSEWHERE IN THIS 1997 ANNUAL REPORT AND FORM 10-KSB, THE FOLLOWING ARE IMPORTANT FACTORS WHICH COULD CAUSE ACTUAL RESULTS OR EVENTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY FORWARD-LOOKING STATEMENT MADE BY OR ON BEHALF OF THE COMPANY.

REPAYMENT OF EXISTING DEBT

    At December 12, 1997, the Company had outstanding borrowings in the aggregate principal amount of $179,000 under its $500,000 bank line of credit (the "Bank Line") with Silicon Valley Bank ("SVB"), which expires January 31, 1998. All such borrowings are payable in full upon expiration. See "Financial Condition." In addition to the Bank Line, the Company has a $1,450,000 term and revolving advance loan facility with the Bishop Family Trust which expires in October 1998. At December 12, 1997, the Company had outstanding borrowings in the aggregate principal amount of $1,350,000 under the Bishop Family Trust Loan Facility. All such loans are payable in full upon expiration. See "Financial Condition". There can be no assurance that the Company will be able to extend, repay or refinance its loans under the Bank Line or the Bishop Family Trust Loan Facility. The Company is continuing to pursue discussions with other lenders concerning a replacement working capital facility; however, there can be no assurance that the Company will be able to obtain a satisfactory working capital facility. Even if the Company is able to obtain a working capital facility from another lender, there can be no assurance as to the terms of such facility; and the terms of such facility could be even less attractive to the Company than the terms of the existing Bank Line. If the Company is unable to obtain a satisfactory working capital facility, the Company and its business could be materially adversely affected. Further, such loans are subject to various covenants relating to the Company's performance and financial condition. If the Company does not maintain compliance with such covenants, the lenders have the right to declare all outstanding amounts immediately due and payable. There can be no assurance that the Company will be able to maintain compliance with the covenants under the Bank Line or the Bishop Family Trust Loan Facility.

DEPENDENCE ON NEW OEM RELATIONSHIP

    The Company recently introduced a new line of microwave frequency counters which it began distributing in October 1997, on a private label basis worldwide through an OEM relationship with Hewlett-Packard Company ("Hewlett-Packard"). The Company expects that this OEM relationship will account for more than 15% of its revenues in fiscal year 1998. However, Hewlett-Packard is not obligated to purchase a minimum quantity of products, and the failure of Hewlett-Packard to purchase the product quantity expected by the Company would have a material, negative impact upon the Company's business and prospects of profits. There can be no assurance that the Company will be able to maintain a successful relationship with Hewlett-Packard and generate revenues or profits from the relationship.

DEPENDENCE ON GOVERNMENT CONTRACTORS

    Approximately 37% of the Company's revenues in the last two fiscal years have been derived from the sale of products to government contractors. The Company recently received a five-year indefinite quantity, fixed price supply subcontract from ManTech Systems Engineering Corporation, a government contractor ("ManTech"), for the supply of RF synthesized signal generators and RF down converters, with total sales value to the Company that could range from approximately $3.5 to $20 million. The Company has received an initial purchase order under the subcontract in the amount of $227,000. Further production purchase order releases under the subcontract are subject to satisfactory completion of field testing of the U.S. Marine Corps' Third Echelon Test Set
(TETS) systems and the Company's components. The Company will incur substantial expenses in preparing to satisfy its obligations under this subcontract. However, despite the incurrence of such expenses, this and other subcontracts with government contractors are subject to cancellation provisions in favor of the government contractor. The subcontract with ManTech is subject to termination by ManTech in the event the government terminates its contract with ManTech. Further, this subcontract can be terminated if the Company's components do not satisfy field testing requirements or the Company otherwise defaults under the subcontract. There can be no assurance that such subcontracts will not be canceled. Further, there can be no assurance that the Company will receive additional subcontracts from government contractors.

DEPENDENCE ON KEY SUPPLIERS

    A number of the Company's products require specialized components currently available only through single sources of supply. The loss of any of these sources, or the inability of any such source to meet the Company's production and quality control requirements, could be detrimental to the Company with respect to the specific products involved. If any of the Company's single source suppliers is not able to deliver these specialized components, the Company would be required to implement alternative supply strategies (such as changing to one or more other suppliers, which could require product design or specification changes and would likely cause delays in shipment of the Company's products) or discontinue sales of the affected products.

UNCERTAINTY OF PRODUCT DEVELOPMENT AND INTRODUCTION

    The Company's success depends to a large degree on its ability to develop and introduce in a timely manner new or updated products which are affordable, functional in purpose, distinctive in quality and design and tailored to the purchasing patterns of the Company's customers and potential customers. Misjudgments as to customer interest in new or updated products could lead to excess inventories and markdowns and could have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that new products under development will be successfully developed and introduced. Further, due to the uncertainty associated with any product development and introduction (such as delays in development and lack of market acceptance of a new product), there can be no assurances that the Company's development and introduction efforts will be successful. If products under development are not successfully introduced, the Company's business, financial condition and results of operations would be materially adversely effected.

COMPETITION

    The markets in which the Company's products are sold have become increasingly competitive. Most of the Company's principal competitors have substantially greater financial resources. The Company's results of operations can be significantly affected by pricing pressures arising from customer demand and pricing strategies by the Company's competitors, and the timing and market acceptance of new product introductions by competitors of the Company. There can be no assurance that pricing pressures will not have a material adverse effect on the Company, or that the Company's competitors will not succeed in developing products that would render the Company's technology and products obsolete and noncompetitive.

    Due to the foregoing and other factors, past results are not a reliable predictor of future results. In addition, the securities of many technology and developmental companies, such as the Company, have historically been subject to extensive price and volume fluctuations that may adversely affect the market price of their common stock.


ITEM 7.  FINANCIAL STATEMENTS

    Reference is made to the Consolidated Financial Statements, together with the notes thereto and the report thereon of Meredith, Cardozo, Lanz & Chiu LLP appearing on the pages of this report set forth below:

                                                                      PAGE(S)
    Consolidated Balance Sheets as of September 30, 1997 and 1996       15
    Consolidated Statements of Operations for the Years Ended
         September 30, 1997, 1996 and 1995                              16
    Consolidated Statements of Stockholders' Equity (Deficiency)
         for the Years Ended September 30, 1997, 1996 and 1995          16
    Consolidated Statements of Cash Flows for the Years Ended
         September 30, 1997, 1996 and 1995                              17
    Notes to Consolidated Financial Statements                         18-27
    Report of Independent Auditors                                      28

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)         September 30, September 30,
                                                      1997           1996
ASSETS

Current assets:
   Cash and cash equivalents                         $  250         $  216
   Short-term investments                                30            324
                                                     ----------------------
                                                        280            540

   Accounts receivable, net                             405            686
   Inventories                                        1,023          1,067
   Prepaid expenses                                      62             59
                                                     ----------------------
     Total current assets                             1,770          2,352

Property and equipment, net                             590            631
                                                     ----------------------
                                                     $2,360         $2,983
                                                     ----------------------
                                                     ----------------------


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
   Accounts payable                                  $  401         $  706
   Accrued liabilities                                  629            546
   Advanced payments from customers                       -            190
   Bank borrowings                                      296            185
   Notes payable to affiliates                          400              -
   Current portion of obligations under capital
    leases                                               34             34
                                                     ----------------------
     Total current liabilities                        1,760          1,661
                                                     ----------------------

Long term notes payable to affiliates                   600              -
Long term obligations under capital leases               63             95
                                                     ----------------------
     Total liabilities                                2,423          1,756
                                                     ----------------------

Commitments and contingencies (Note 5)

Stockholders' equity (deficiency):
   Common stock, $.01 par value;
    authorized -10,000,000 shares;
    424,907 issued and outstanding                        5              5
   Additional paid-in capital                           848            848
   Retained earnings (accumulated deficit)             (916)           374
                                                     ----------------------
     Total stockholders' equity (deficiency)            (63)         1,227
                                                     ----------------------
                                                     $2,360         $2,983
                                                     ----------------------
                                                     ----------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended September 30,                      1997           1996           1995
(In thousands except per share data)
Net sales                                           $ 4,739        $ 6,492        $ 6,721
                                                     -------------------------------------
Cost and expenses:
   Cost of sales                                      2,955          4,064          3,646
   Research, development and engineering                996            978            742
   Selling, general and administrative                2,005          2,084          2,289
   Interest and other, net                               73           (141)           (81)
                                                     -------------------------------------

     Total costs and expenses                         6,029          6,985          6,596
                                                     -------------------------------------

Net income (loss) before income tax                  (1,290)          (493)           125
Income tax provision                                      -              -              -
                                                     -------------------------------------
Net income (loss)                                   $(1,290)         $(493)          $125
                                                     -------------------------------------
                                                     -------------------------------------

Net income (loss) per share                          $(3.04)        $(1.16)         $0.30
                                                     -------------------------------------
                                                     -------------------------------------

Weighted average common shares outstanding              425            423            423
                                                     -------------------------------------
                                                     -------------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                                                 Retained
                                                                                 Additional      Earnings
                                                           Common Stock            Paid-in     (Accumulated
(Dollars in thousands)                               Shares         Amount        Capital        Deficit)         Total
Balance at September 30, 1994                       423,307            $ 5           $844          $ 742         $1,591
   Net income                                             -              -              -            125            125
                                                    --------------------------------------------------------------------

Balance at September 30, 1995                       423,307              5            844            867          1,716
   Stock issues                                       1,600              -              4              -              4
   Net income                                             -              -              -           (493)          (493)
                                                    --------------------------------------------------------------------

Balance at September 30, 1996                       424,907              5            848            374          1,227
   Net income                                             -              -              -         (1,290)        (1,290)
                                                    --------------------------------------------------------------------

Balance at September 30, 1997                       424,907            $ 5           $848          $(916)          $(63)
                                                    --------------------------------------------------------------------
                                                    --------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (decrease) in cash

For the years ended September 30,                                     1997           1996           1995
(Dollars in thousands)

Cash flows from operating activities:
   Net income (loss)                                               $(1,290)         $(493)         $ 125
   Adjustments to reconcile net income (loss)
    to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                                     167            147            220
     (Gain) loss on the sale of capital equipment                     (118)           (50)          (146)
   Change in assets and liabilities:
     Accounts receivable, net                                          281            378           (350)
     Inventories                                                        44             66           (149)
     Prepaid expenses and other assets                                  (3)            45            (36)
     Accounts payable                                                 (305)            96             83
     Accrued liabilities                                                83           (130)            65
     Advanced payments from customers                                 (190)           190              -
                                                                    -------------------------------------
Cash provided by (used in) operating activities                     (1,331)           249           (188)
                                                                    -------------------------------------

Cash flows from investing activities:
   Purchase of short-term investments                                    -           (213)           (11)
   Sale of short-term investments                                      294            208              -
   Capital expenditures                                               (168)          (394)           (41)
   Proceeds from the sale of capital equipment                         160             61            155
                                                                    -------------------------------------
Cash (used in) provided by investing activities                        286           (338)           103
                                                                    -------------------------------------

Cash flows from financing activities:
   Proceeds from bank borrowings                                       111            185              -
   Proceeds from notes payable to affiliates                         1,000              -              -
   Proceeds from sales of common stock to employees                      -              4              -
   Repayment of obligations under capital leases                       (32)           (10)             -
                                                                    -------------------------------------
Cash provided by financing activities                                1,079            179              -
                                                                    -------------------------------------

Increase (decrease) in cash and equivalents                             34             90            (85)
Cash and equivalents at beginning of period                            216            126            211
                                                                    -------------------------------------
Cash and equivalents at end of period                                $ 250          $ 216          $ 126
                                                                    -------------------------------------
                                                                    -------------------------------------
Supplemental information:

   Interest paid                                                      $ 31           $ 13           $  1
   Equipment acquired pursuant to capital leases                         -          $ 124              -


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              September 30, 1997

NOTE 1.  THE COMPANY AND A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

     The Company is engaged in a single industry segment constituting the development, manufacture, and sale of high frequency microwave and radio frequency (RF) test and measurement instruments. The Company's standalone microwave frequency counters represented 53% of net sales in 1997, 50% of net sales in 1996, and 64% of net sales in 1995. Substantially all of its activities are conducted in the United States, and the Company has no foreign manufacturing operations nor material amounts of foreign assets. Export sales, principally to customers in Western Europe and Pacific Rim countries, as a percent of net sales were approximately 30% in 1997, 36% in 1996, and 43% in 1995. Profit margins are similar on foreign and domestic sales. Direct sales to the United States government and its contractors as a percent of net sales were approximately 43% in 1997 (20% to one government subcontractor), 33% in 1996 (22% to one government subcontractor), and 36% in 1995 (11% to one government subcontractor).

LIQUIDITY

     As shown in the accompanying consolidated financial statements, the Company incurred a loss from operations for the year ended September 30, 1997 of $1,290,000 and has experienced significant fluctuations in operating results in the past. The fiscal 1998 operating plan includes the release of a new frequency measurement product and other new products. To the extent that product development is delayed or the new product introductions do not achieve sufficient market acceptance, the Company's financial position and results of operations will be adversely impacted. The Company's fiscal 1998 operating plan also assumes additional financing will be necessary to fund its 1998 operations (see notes 6 and 7).

     The Company has incurred significant recent losses from operations and additional financing will be required for the Company to meet its business plan for fiscal 1998 and beyond. There can be no assurance that the Company will not incur additional losses until its recently introduced and existing products generate significant revenues. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company's business plan for fiscal 1998 involves three key operating objectives: (1) increasing the manufacture and shipment of microwave frequency counters to Hewlett-Packard Company for distribution on a private label basis worldwide through an OEM relationship; (2) completing field testing of the Company's RF synthesized signal generators and RF down converters under its five-year indefinite quantity, fixed price subcontract with ManTech Systems Engineering Corporation, and preparing for shipment of production quantities of these products in the fourth fiscal quarter of 1998; and (3) completing current development efforts and introducing new test instrumentation for the wireless telecommunications market. Management believes that it can successfully implement these key operating objectives. The Company's ability to generate sufficient cash to support its business plan during the 1998 fiscal year depends on the ability of management to obtain additional debt and equity financing, through the Rights Offering and other capital sources. Management is currently pursuing additional debt financing. If the Company is unable to obtain such financing, it will be required to reduce discretionary spending in order to maintain its operations at a reduced level. Management believes that it will be able to reduce discretionary spending if required. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions and accounts have been eliminated.

CASH EQUIVALENTS

     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

SHORT-TERM INVESTMENTS

     Short-term investments, consisting of publicly traded preferred stocks and government bonds, are stated at fair value. The Company has adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 requires companies to classify investments in debt and equity securities with readily determinable fair values as "held-to-maturity", "available for sale", or "trading" and establishes accounting and reporting requirements for each classification. The Company classifies all securities held as available for sale. Securities classified as available for sale are reported at their fair market value with unrealized gains and losses reported as a separate component of stockholders' equity. Such unrealized gains and losses were immaterial as of September 30, 1997 and 1996. The Company's government bonds have a maturity of one year or less. Publicly traded preferred stocks are considered highly liquid and are classified as short-term investments.

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

     The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for uncollectible accounts receivable based upon the expected collectibility of all accounts receivable balances. At September 30, 1997, the accounts receivable balances from three customers represented 14%, 12%, and 8% of net trade receivables.

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

NET INCOME (LOSS) PER SHARE

     The calculation of net income (loss) per share is based upon the weighted average number of common and common equivalent shares outstanding during the year. As a result of the losses incurred in fiscal 1997 and 1996, the common equivalent shares were antidilutive and, accordingly, were excluded from the computation of loss per share for those years. Common stock equivalents were not materially dilutive for the year ended September 30, 1995.

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

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS.

     In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Only the disclosure requirements of this standard were adopted by EIP for the year ending September 30, 1997, and therefore there was no impact on EIP's consolidated financial position or results of operations.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 which is effective for the Company's fiscal year ending September 30, 1998, redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share, and fully diluted earnings per share is replaced by diluted earnings per share. The adoption of SFAS 128 is not expected to have a material impact on the Company since earnings per share reported under Accounting Principles Board Opinion No. 15 approximates diluted earnings per share, which will be reported under SFAS 128.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 129 ("SFAS 129"), "Disclosure of Information about Capital Structure". SFAS 129 requires disclosure of certain information related to the Company's capital structure and is not anticipated to have a material impact on the Company's financial position or results of operations.

     In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from nonowner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities. The disclosure prescribed by SFAS must be made beginning with the first quarter of 1998.

     In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has not yet determined the impact, if any, of adopting this new standard. The disclosures prescribed by SFAS 131 are effective in 1998.

NOTE 2.  CONSOLIDATED BALANCE SHEET DETAIL


(Dollars in thousands)                                    September 30,
                                                       1997           1996
Accounts receivable:
 Trade                                               $   455        $   736
 Less - allowance for doubtful accounts                  (50)           (50)
                                                    ---------      ---------
                                                     $   405        $   686
                                                    ---------      ---------
                                                    ---------      ---------
Inventories:
 Raw materials                                       $   531        $   719
 Work-in-process                                         452            320
 Finished goods                                           40             28
                                                    ---------      ---------
                                                     $ 1,023        $ 1,067
                                                    ---------      ---------
                                                    ---------      ---------

Property plant and equipment:
 Machinery and equipment                             $ 3,093        $ 3,121
 Computer equipment and software                       1,047          1,054
 Demonstrator equipment                                  306            337
 Furniture, fixtures and other fixed assets              865            807
                                                    ---------      ---------
                                                       5,311          5,319
 Less: accumulated depreciation                       (4,721)        (4,688)
                                                    ---------      ---------
                                                     $   590        $   631
                                                    ---------      ---------
                                                    ---------      ---------

Accrued liabilities:
 Salaries, wages and benefits                        $   297        $   215
 Board of Directors fees and expenses                    116             77
 Legal and accounting                                     89             14
 Accrued interest - affiliates                            49              -
 Commissions                                              25             83
 Warranty                                                 21             53
 Other                                                    32            104
                                                    ---------      ---------
                                                     $   629        $   546
                                                    ---------      ---------
                                                    ---------      ---------

NOTE 3.  EMPLOYEE BENEFIT PLANS

RETIREMENT PLAN

     The Company has a Retirement/Savings Plan which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. All employees who have completed three months of service on or before the semiannual entry period are eligible to participate in the Retirement Plan. The Retirement Plan allows participants to contribute up to 12% of their earnings to the Retirement Plan and deduct this amount from their wages for federal income tax purposes. The Company will contribute 50 cents for each dollar contributed by the employee up to 3% of total wages. Company contributions in fiscal years 1997, 1996, and 1995, totaled $39,000, $49,000, and $38,000, respectively.

INCENTIVE COMPENSATION

     The Company has an incentive compensation plan which provides for awards of bonuses to officers and key employees based principally on achieving stipulated Company financial objectives. In making specific awards, consideration is given to the individual's contribution to the success of the Company, to the success and performance of the unit or department of which the individual is a member, and to the achievement of individual performance goals established at the beginning of the fiscal year. The formula for computing bonuses has been subject to annual modification and may in the future be again modified at the discretion of the Board of Directors. No bonuses were awarded for fiscal years 1997 and 1996. Bonuses of $61,000 were awarded for fiscal 1995 results.

STOCK APPRECIATION RIGHTS PLAN

     On November 11, 1992, the Board of Directors adopted a Stock Appreciation Rights Plan ("SAR Plan"). The SAR Plan provides for the award of appreciation rights ("SARs") to officers and key management employees of the Company entitling such participants to receive the increase, if any, in the value of one share of Company common stock from the date of the award to the date(s) of valuation established at the time of the award. Generally, SARs are deemed vested in five equal annual installments. Each award vested will be paid in cash on a scheduled payment date. During fiscal 1997, 1996, and 1995, no SARs were awarded. A total of 760, 2,760, and 2,760 SARs were vested during fiscal 1997, 1996, and 1995, respectively. A total of 4000, and 960 SARs were canceled during fiscal 1997 and 1995, respectively, leaving an aggregate of 760 SARs outstanding at September 30, 1997. The Company accrues a compensation liability over the vesting period based on the increase in the market value of the common stock over the award price. The liability recorded in fiscal 1997, 1996 and 1995 was $2,000, $8,000 and $20,000, respectively.

STOCK OPTION PLAN

     FASB Statement 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of stock options at the grant date by using the Black-Scholes option pricing-model with the following weighted average assumptions used for grants in 1996, 1995, and 1994, respectively: dividend yield of 0; expected volatility of 211%, 198%, and 139%; risk-free interest rates of 5.79%, 5.73%, and 5.72%; and expected lives of four years for the plan options.

     Under the accounting provisions of FASB Statement 123, the Company's net
(loss) income and (loss) earnings per share would have been increased/reduced to the pro forma amounts indicated below. Pro forma results for 1997 may not be indicative of pro forma results in future periods because the pro forma amounts do not include pro forma compensation cost for options granted prior to October 1, 1996.

                                                      September 30,
                                        ---------------------------------------
                                             1997         1996          1995

                                        ------------   ----------     ---------

Net (loss) income:
     As reported                        $ (1,290,000)  $ (493,000)    $ 125,000
                                        ------------   ----------     ---------
                                        ------------   ----------     ---------
     Pro forma                          $ (1,311,000)  $ (493,000)    $ 125,000
                                        ------------   ----------     ---------
                                        ------------   ----------     ---------

Primary (loss) earnings per share:
     As reported                        $      (3.04)  $    (1.16)    $    0.30
                                        ------------   ----------     ---------
                                        ------------   ----------     ---------
     Pro forma                          $      (3.08)  $    (1.16)    $    0.30
                                        ------------   ----------     ---------
                                        ------------   ----------     ---------

A summary of the status of the Company's stock option plan as of September 30, 1997, 1996, and 1995, and changes during the years ended on those dates is presented below:



                                                            Options Outstanding
                            ---------------------------------------------------------------------------------------
                                 September 30, 1997            September 30, 1996            September 30, 1995
                            ---------------------------   ---------------------------   ---------------------------
                                       Weighted-Average              Weighted-Average              Weighted-Average
                              Shares    Exercise Price      Shares    Exercise Price      Shares    Exercise Price
                            --------    --------------    ---------   --------------    --------    --------------

Outstanding at
 beginning of year           95,400         $  3.039       59,500        $  2.375            --        $     --
Granted                      50,000            4.750       37,500           4.030        59,500           2.375
Exercised                        --               --       (1,600)          2.375            --              --
Cancelled                   (13,000)           2.721           --              --            --              --
                            --------        ---------     --------       ---------      ---------      ---------

Outstanding at
 end of year                132,400         $  3.727       95,400        $  3.039        59,500        $  2.375
                            --------        ---------     --------       ---------      ---------      ---------
                            --------        ---------     --------       ---------      ---------      ---------

Options exercisable
 at year-end                 49,765                        24,299                            --
                            ---------                     ---------                     ---------
                            ---------                     ---------                     ---------

Weighted-average
 fair value of
 options granted
 during the year                            $  4.750                     $  4.030                      $  2.375
                                            ---------                    ---------                     ---------
                                            ---------                    ---------                     ---------


The following table summarizes information about stock options outstanding at September 30, 1997:


                                   Options Outstanding                            Options Exercisable
                    -----------------------------------------------------  -------------------------------
                       Number      Weighted-Average                           Number
    Range of        Outstanding        Remaining         Weighted-Average  Exercisable    Weighted-Average
 Exercise Prices     at 9/30/97    Contractual Life       Exercise Price    at 9/30/97     Exercise Price
 ---------------    -----------    -------------------   ----------------  -----------    ----------------
   $2.375               47,900         7.5 Years              $  2.375         29,532         $  2.375
   $3.875               19,500         8.3 Years              $  3.875         11,900         $  3.875
   $4.263               15,000         8.3 Years              $  4.263          5,000         $  4.263
   $4.750               50,000         9.1 Years              $  4.750          3,333         $  4.750
                      --------                               ---------        -------         --------
                       132,400                                $  3.707         49,765         $  3.082
                      --------                               ---------        -------         --------
                      --------                               ---------        -------         --------


NOTE 4.  INCOME TAXES

Deferred tax assets (liabilities) are summarized as follows:

(Dollars in thousands)                    1997      1996      1995

Net operating loss carryforwards       $  1,613  $  1,104  $  1,016
Tax credit carryforwards                    124       106       106
Inventory and other valuation reserves      229       221       190
                                       -----------------------------
    Gross deferred tax asset              1,966     1,431     1,312
                                       -----------------------------
Gross deferred tax liability                  -         -         -
                                       -----------------------------
Deferred tax asset valuation allowance   (1,966)   (1,431)   (1,312)
                                       -----------------------------
    Net deferred tax asset             $      -  $      -  $      -
                                       -----------------------------


    The Company provides a valuation allowance for deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

    The U.S. net operating loss carryforward of approximately $4,400,000 at September 30, 1997, expires by fiscal year 2011 if not offset against taxable income. The amount of and the benefit from net operating losses that can be carried forward may be impaired in certain circumstances. Events which may cause changes in the Company's tax carryovers include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

    The Company has signed a lease for 20,331 square feet in a building located in Milpitas, California, for an initial term of three years ending October 31, 1998. The lease provides for rentals of $226,000 and $19,000 for fiscal years 1998 and 1999 plus applicable real property taxes and insurance, and contains one three year renewal option. Future lease commitments for the next five fiscal years for all other leases as of September 30, 1997 were as follows (in thousands):

    Fiscal year ending September 30,     Capital Leases    Operating Leases
    --------------------------------     --------------    ----------------

    1998                                      $   40             $   33
    1999                                          28                 24
    2000                                          26                 22
    Thereafter                                    21                 19
                                              -------            ------
    Total minimum lease payments                 115             $   98
    Less amount representing interest            (18)            ------
                                              -------            ------
    Present value of minimum lease payments       97
    Less current portion                         (34)
                                              -------
    Long-term lease obligation                $   63
                                              -------
                                              -------

     The Company also leases certain equipment on a month-to-month basis. Total rental expense under all operating leases was $254,000, $258,000, and $300,000, in fiscal years 1997, 1996, and 1995, respectively.

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

NOTE 6.  BANK BORROWINGS

     At September 30, 1996, the Company had a bank line of credit ("line") which provided for borrowings up to $500,000, not to exceed 60% of eligible accounts receivable. The balance outstanding was $185,000 as of September 30, 1996. The line bears interest at the bank's prime rate plus 3% per annum, provided that the interest rate in effect each month shall not be less than 10% per annum, and is payable monthly (11.25% as of September 30, 1996). The line contains various restrictive covenants requiring, among other matters, the maintenance of minimum levels of tangible net worth and profitability and certain financial ratios, including minimum quick ratio and maximum debt to net worth ratio. The line also precludes or limits the Company in taking certain actions, such as paying dividends, making loans, making acquisitions or incurring indebtedness, without the bank's prior written consent. The line is secured by substantially all of the Company's assets. As of November 15, 1996, the bank extended the maturity date of the line to January 15, 1997 and amended certain restrictive covenants, but limited borrowings to the $185,000 outstanding.

     On January 15, 1997, the bank line was revised to provide for borrowings up to $500,000. At September 30, 1997, the outstanding borrowings were $296,000. As of October 23, 1997, the Company was not in compliance with the restrictive covenants of the line, as so amended. In the event that the Company is unable to maintain compliance with financial covenants, J. Bradford Bishop, the Chairman and Chief Executive Officer of the Company, and John F. Bishop, the Vice Chairman, Treasurer and Secretary of the Company (the "Bishops") have agreed to finance up to $500,000 of working capital (in addition to funds provided under the subordinated loan facility (note 7)) on terms acceptable to the Bishops and the Company to replace the line of credit.

NOTE 7.  SUBORDINATED LOAN AGREEMENT AND BRIDGE LOANS

     The Company entered into Subordinated Loan Agreement dated as of December 16, 1996 with J. Bradford Bishop, Chairman and Chief Executive Officer of the Company, and John F. Bishop, Vice Chairman, Treasurer and Secretary of the Company (together, the "Bishops"). The Bishops advanced $600,000 to the Company under the Subordinated Loan Agreement. Interest accrued thereon at 8% per annum, payable quarterly. In connection with the Subordinated Loan Agreement, the Company issued warrants to the Bishops to purchase 90,000 shares of Common Stock at $3.00 per share. The Subordinated Loan Agreement terminated on October 15, 1997, and all obligations thereunder were repaid in full on such date with the proceeds from the Loan Facility with the Bishop Family Trust (Note 8). As consideration for the early repayment of such obligations, the warrants issued to the Bishops were canceled on October 15, 1997.

     The Company has received several bridge loans from the Bishops payable on demand (the "Bridge Loans"), which amounted to $400,000, plus interest, on September 30, 1997. Interest accrued thereon at 10% per annum. The Bridge Loans were repaid in full on October 15, 1997, with the proceeds from the Loan Facility with the Bishop Family Trust.

NOTE 8.  SUBSEQUENT EVENT

     On October 15, 1997, the Company entered into a loan and security agreement (the "Loan Facility") with John F. Bishop and Ann R. Bishop, trustees of the Bishop Family Trust (the "Bishop Family Trust"). The Loan Facility provides for a term loan of $1,000,000 and revolving advances up to $450,000. Interest is charged at the prime rate plus 5% and is payable monthly (13.5% as of October 15, 1997). The Loan Facility expires on October 15, 1998. The Loan Facility contains various restrictive covenants requiring, among other matters, the achievement of profitability on a rolling 3-month basis commencing in August 1998, and the maintenance of minimum revenues from its OEM relationship commencing in January 1998. The Bishop Family Trust also precludes or limits the Company's ability to take certain actions, such as paying dividends, making loans, making acquisitions or incurring indebtedness, without the Bishop Family Trust's prior written consent. The Loan Facility is secured by substantially all of the Company's assets. The Bishop Family Trust has subordinated the Loan Facility to the Bank Line. At October 15, 1997, the Company was in compliance with the restrictive covenants of the Loan Facility.

     Under the terms of the Loan Facility, the Company will be obligated to pay facility fees of up to $282,000 to the Bishop Family Trust in the manner described below.

     A. A facility fee of $70,500 was fully earned on October 22, 1997 and will be payable by the Company on January 22, 1998.

     B. If the principal amount of the obligations outstanding under the Loan Facility on January 22, 1998 exceeds $1,000,000, then an additional facility fee of $70,500 will be fully earned on such date and will be payable by the Company on January 22, 1998.

     C. If the principal amount of the obligations outstanding under the Loan Facility on April 22, 1998 exceeds $1,000,000, then an additional facility fee of $141,000 will be fully earned on such date and will be payable by the Company on April 22, 1998.

The Company will have the right to pay the facility fee in cash or by issuance of Common Stock. The number of shares of Common Stock issuable as payment for a facility fee will equal (a) the applicable facility fee divided by (b) the Fair Market Value (as defined in the Loan Facility) per share of Common Stock on the date such facility fee is payable to the Bishop Family Trust.

     Future performance and levels of capital expenditures could reduce the total amount of funds available under the Bank Line and the Loan Facility at any given time.

NOTE 9.  BOARD OF DIRECTORS' FEES

     During fiscal 1996, the Board of Directors waived fees owed to them by the Company totaling $112,000. The reversal of previously accrued fees was included in "Interest and other, net" cost and expenses in the statement of operations, and thereby reduced the net loss for the year ended September 30, 1996.

REPORT OF INDEPENDENT AUDITORS




To the Board of Directors and
Stockholders of EIP Microwave, Inc.

     We have audited the accompanying consolidated balance sheet of EIP Microwave, Inc. and subsidiary as of September 30, 1997, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of EIP Microwave, Inc. and subsidiary as of September 30, 1996 and for the years ended September 30, 1996 and 1995 were audited by other auditors whose report as of October 23, 1997 included an explanatory paragraph that described conditions that raise substantial doubt about the Company's ability to continue as a going concern.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EIP Microwave, Inc. and subsidiary as of September 30, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant recent losses from operations and will need to obtain additional financing to meet its business plans for fiscal 1998 and beyond. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  MEREDITH, CARDOZO, LANZ & CHIU LLP

MEREDITH, CARDOZO, LANZ & CHIU LLP
San Jose, California
November 20, 1997

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company engaged Meredith, Cardozo, Lanz & Chiu LLP as its new independent auditors as of October 9, 1997.

     On October 9, 1997, EIP Microwave, Inc. (the "Company") dismissed Price Waterhouse LLP as its independent auditors. The reports of Price Waterhouse LLP on the financial statements for the years ended September 30, 1995 and 1996 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle, except that their reissued report on the financial statements for the year ended
September 30, 1996, which was dual dated December 23, 1996 and October 23, 1997 includes an explanatory paragraph to express substantial doubt regarding the Company's ability to continue as a going concern. The Company's Audit Committee participated in and approved the decision to change independent auditors. In connection with its audits for the two most recent fiscal years and through October 9, 1997, there have been no disagreements with Price Waterhouse LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Price Waterhouse LLP would have caused them to make reference thereto in their report on the financial statements for such years. Price Waterhouse LLP furnished the Company with a letter addressed to the Securities and Exchange Commission stating that it agrees with the statements in this paragraph.

                                       PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information set forth under the captions "ELECTION OF DIRECTORS - Information With Respect to the Class III Director Nominee, -Information With Respect to Other Directors, and - Information With Respect to Executive Officers", and "COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS AND TRANSACTIONS WITH MANAGEMENT AND OTHERS - Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement (the "Proxy Statement") for the Annual Meeting of Stockholders scheduled to be held on February 11, 1998, is incorporated herein by reference. The Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of fiscal year ended September 30, 1997.

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

     3(b) Company's Bylaws, previously filed June 25, 1987 (File No. 0-5351), as Exhibit 3(b) to Form 8-K, and incorporated herein by reference.

     10(a) Standard Form Lease dated August 18, 1995, by and between Berg & Berg Developers, as landlord, and the Company, as tenant, covering the Company's manufacturing facility located at 1745 McCandless Drive, Milpitas, California, previously filed on December 29, 1995, as Exhibit 10(a) to Form 10-KSB Annual Report for fiscal year ended September 30, 1995, and incorporated herein by reference.

     10(b) Loan and Security Agreement dated March 10, 1992, between the Company and Silicon Valley Bank, previously filed on May 14, 1992, as Exhibit 10(a) to Form 10-Q Quarterly Report for quarter ended March 31, 1992, and incorporated herein by reference.

     10(c) Amendment to Loan Agreement dated December 20, 1994, between the Company and Silicon Valley Bank, previously filed on December 29, 1994, as Exhibit 10(h) to Form 10-KSB Annual Report for fiscal year ended September 30, 1994, and incorporated herein by reference.

     10(d) Loan Modification Agreement dated as of November 27, 1995, between the Company and Silicon Valley Bank, previously filed on December 29, 1995, as Exhibit 10(i) to Form 10-KSB Annual Report for fiscal year ended September 30, 1995, and incorporated herein by reference.

     10(e) Loan Modification Agreement dated as of June 28, 1996, between the Company and Silicon Valley Bank, previously filed on August 13, 1996, as Exhibit 10(a) to Form 10-QSB Quarterly Report for quarter ended June 30, 1996, and incorporated herein by reference.

     10(f) Loan Modification Agreement dated as of November 15 , 1996 between the Company and Silicon Valley Bank, previously filed on December 30, 1996, as Exhibit 10(f) to Form 10-KSB Annual Report for fiscal year ended September 30, 1996, and incorporated herein by reference.

     10(g) Loan Modification Agreement dated as of January 15, 1997, between the Company and Silicon Valley Bank, previously filed on May 13, 1997, as Exhibit 10(a) to Form 10-QSB Quarterly Report for quarter ended March 31, 1997, and incorporated herein by reference.

     10(h) Loan Modification Agreement dated as of March 5, 1997, between the Company and Silicon Valley Bank, previously filed on May 13, 1997, as Exhibit 10(a) to Form 10-QSB Quarterly Report for quarter ended March 31, 1997, and incorporated herein by reference.

     10(i) Loan Modification Agreement dated as of November 13, 1997, between the Company and Silicon Valley Bank, previously filed on December 18, 1997, as Exhibit 10(i) to Form SB-2 Registration Statement, and incorporated herein by reference.

     10(j) Loan and Security Agreement dated as of October 15, 1997, between the Company and the Bishop Family Trust, previously filed on November 14, 1997, as Exhibit 10(i) to Form SB-2/A Registration Statement (No. 333-37289), and incorporated herein by reference.

     10(k) Fixed Price Subcontract dated August 15, 1997, between the Company and ManTech Systems Engineering Corporation, previously filed on November 14, 1997, as Exhibit 10(j) to Form SB-2/A Registration Statement (No. 333-37289), and incorporated herein by reference.

     *10(l) Employment Agreement dated as of October 1, 1995, between the Company and John F. Bishop, previously filed on December 29, 1995, as Exhibit 10(k) to Form 10-KSB Annual Report for fiscal year ended September 30, 1995, and incorporated herein by reference.

     *10(m) Amendment dated November 20, 1996 to Employment Agreement between the Company and John F. Bishop, previously filed on December 30, 1996, as Exhibit 10(i) to Form 10-KSB Annual Report for fiscal year ended September 30, 1996, and incorporated herein by reference.

     *10(n) Company's medical reimbursement plan (entitled "Full Medical Coverage") covering certain officers, previously filed on December 23, 1981 (File No. 0-5351), as Exhibit 10(o) to Form 10-K Annual Report for fiscal year ended September 30, 1981, and incorporated herein by reference.

     *10(o) Company's Tax and Financial Counseling reimbursement plan covering officers, previously filed on December 23, 1981 (File No. 0-5351), as Exhibit 10(p) to Form 10-K Annual Report for fiscal year ended September 30, 1981, and incorporated herein by reference.

     *10(p) Written description of EIP Bonus Plan for Fiscal 1997, previously filed on December 30, 1996, as Exhibit 10(l) to Form 10-KSB Annual Report for fiscal year ended September 30, 1996, and incorporated herein by reference.


------------------------------
* Management contract or compensatory plan or arrangement.

     10(q) Second Amended and Restated 1994 Stock Option Plan, previously filed on December 30, 1996, as Exhibit 10(n) to Form 10-KSB Annual Report for fiscal year ended September 30, 1996, and incorporated herein by reference.

     *10(r) Non-qualified Stock Option Agreement-Form, previously filed on December 29, 1995, as Exhibit 10(v) to Form 10-KSB Annual Report for fiscal year ended September 30, 1995, and incorporated herein by reference.

     *10(s) Incentive Stock Option Agreement-Form, previously filed on December 29, 1995, as Exhibit 10(w) to Form 10-KSB Annual Report for fiscal year ended September 30, 1995, and incorporated herein by reference.

     10(t) Indemnification Agreement dated July 15, 1992, between the Company and John B. Bishop, previously filed on December 20, 1992, as
             Exhibit 10(n) to Form 10-KSB Annual Report for fiscal year ended September 30, 1992, and incorporated herein by reference.

     10(u) Indemnification Agreement dated July 15, 1992, between the Company and Robert D. Johnson, previously filed on December 20, 1992, as
             Exhibit 10(o) to Form 10-KSB Annual Report for fiscal year ended September 30, 1992, and incorporated herein by reference.

     10(v) Indemnification Agreement dated July 15, 1992, between the Company and James J. Shelton, previously filed on December 20, 1992, as
             Exhibit 10(p) to Form 10-KSB Annual Report for fiscal year ended September 30, 1992, and incorporated herein by reference.

     10(w) Indemnification Agreement dated July 15, 1992, between the Company and J. Sidney Webb, Jr., previously filed on December 20, 1992, as
             Exhibit 10(q) to Form 10-KSB Annual Report for fiscal year ended September 30, 1992, and incorporated herein by reference.

     10(x) Indemnification Agreement dated July 15, 1992, between the Company and John F. Bishop, previously filed on December 23, 1993, as
             Exhibit 10(m) to Form 10-KSB Annual Report, for fiscal year 1993 (the "1993 Annual Report"), and incorporated herein by reference.

     10(y) Indemnification Agreement dated February 13, 1996, between the Company and Michael E. Johnson, previously filed on May 9, 1996, as Exhibit 10(a) to Form 10-QSB Quarterly Report for quarter ended March 31, 1996, and incorporated herein by reference.

     10(z) Indemnification Agreement dated February 19, 1997, between the Company and Lewis R. Foster, previously filed on May 13, 1997, as
             Exhibit 10(c) to Form 10-QSB Quarterly Report for quarter ended March 31, 1997, and incorporated herein by reference.

     10(aa) Indemnification Agreement dated February 19, 1997, between the Company and Ivan Andres, previously filed on May 13, 1997, as
             Exhibit 10(d) to Form 10-QSB Quarterly Report for quarter ended March 31, 1997), and incorporated herein by reference.


------------------------------
* Management contract or compensatory plan or arrangement.

     10(bb) OEM Purchase Agreement effective on May 28, 1997, previously filed on August 14, 1997, as Exhibit 10(a) to Form 10-QSB Quarterly Report for quarter ended June 30, 1997, and incorporated herein by reference.

     16 Letter dated November 13, 1997 from Price Waterhouse LLP to the Securities and Exchange Commission, previously filed on November 14, 1997, as Exhibit 16 to Form 8-K/A Current Report, and incorporated herein by reference.

     21 Subsidiaries of the Company, previously filed on December 30, 1996, as Exhibit 21 to the 1996 Annual Report, and incorporated herein by reference.

     27      Financial Data Schedule

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   EIP MICROWAVE, INC.

December 29, 1997                  By: /s/ J. Bradford Bishop
                                      -----------------------
                                      J. Bradford Bishop
                                      Chairman of the Board
                                      Chief Executive Officer and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/s/  J. Bradford Bishop     Chairman of the Board,
-------------------------   Chief Executive Officer and Director           December 29, 1997
J. Bradford Bishop          (Principal Executive Officer)


/s/  John F. Bishop         Vice Chairman, Treasurer, Secretary,           December 29, 1997
-------------------------   and Director (Principal Financial Officer)
John F. Bishop


/s/  Michael E. Johnson
-------------------------
Michael E. Johnson          Director                                       December 29, 1997


/s/  Robert D. Johnson
-------------------------
 Robert D. Johnson          Director                                       December 29, 1997


/s/  J. Sidney Webb
-------------------------
J. Sidney Webb              Director                                       December 29, 1997


/s/  E. O. Bince            Controller  (Principal Accounting Officer)     December 29, 1997
-------------------------
E. O. Bince


                                  INDEX TO EXHIBITS


Exhibit No.                                 Description
-----------                                 -----------


    27        Financial Data Schedule