Form 10QSB
period 1997-12-31
EIP MICROWAVE INC
filed 1998-02-17
CIK 26782

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

           FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

[  ]       Transition Report Under Section 13 or 15(d) of the Exchange Act
           For the transition period from          to

                         COMMISSION FILE NUMBER 0-5351

                              EIP MICROWAVE, INC.

       (Exact name of small business issuer as specified in its charter)

                      DELAWARE                                  95-2148645
            (State or other jurisdiction               (IRS Employer Identification
         of incorporation or organization)                         No.)

    4500 CAMPUS DRIVE, SUITE 219, NEWPORT BEACH,                   92660
                     CALIFORNIA
      (Address of principal executive offices)                  (Zip Code)

                                 (714) 851-3177
                          (Issuer's telephone number)

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

OUTSTANDING COMMON STOCK: As of February 11, 1998, Registrant had only one class of common stock, and had 424,907 shares of this $.01 par value common stock outstanding.

Transitional Small Business Disclosure Format (check one): YES [   ]   NO [ X ]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              EIP MICROWAVE, INC.

                                  FORM 10-QSB
                        QUARTER ENDED DECEMBER 31, 1997

PART I  FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets as of December
             31, 1997 (unaudited) and September 30, 1997            Page               3

           Condensed Consolidated Statements of Operations and
             Retained Earnings for the three months ended December
             31, 1997 and 1996 (unaudited)                          Page               4

           Condensed Consolidated Statements of Cash Flows for the
             three months ended December 31, 1997 and 1996
             (unaudited)                                            Page               5

           Notes to condensed consolidated financial statements     Page               6

Item 2.    Management's Discussion and Analysis of Results of       Pages           7-12
             Operations and Financial Condition

PART II  OTHER INFORMATION

Item 2.    Changes in Securities                                    Page              13

Item 3.    Defaults Upon Senior Securities                          Page              13

Item 4.    Submission of Matters to Vote of Security Holders        Page              13

Item 6.    Exhibits and Reports on Form 8-K                         Page              14

Signatures                                                          Page              15

Index to Exhibits                                                   Page              16

                              EIP MICROWAVE, INC.

                         PART I--FINANCIAL INFORMATION

              ITEM 1--CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                    (Dollars in thousands except share data)

                                     ASSETS

                                                                       DECEMBER 31,      SEPTEMBER 30,
                                                                           1997              1997
                                                                      ---------------   ---------------
                                                                        (UNAUDITED)
Current assets:
  Cash and cash equivalents.........................................  $           62    $          250
  Short-term investments............................................              30                30
                                                                              ------            ------
                                                                                  92               280
  Accounts receivable, net..........................................             551               405
  Inventories.......................................................             594             1,023
  Prepaid expenses..................................................              58                62
                                                                              ------            ------
      Total current assets..........................................           1,295             1,770
Property and equipment, net.........................................             496               590
                                                                              ------            ------
                                                                      $        1,791    $        2,360
                                                                              ------            ------
                                                                              ------            ------

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..................................................  $          604    $          401
  Accrued liabilities...............................................             846               629
  Advanced payments from customers..................................              --                --
  Bank borrowings...................................................             179               296
  Notes payable to affiliates.......................................           1,350               400
  Current portion of obligations under capital leases...............              34                34
                                                                              ------            ------
      Total current liabilities.....................................           3,013             1,760
                                                                              ------            ------
Long term notes payable to affiliates...............................               0               600
Long term obligations under capital leases..........................              54                63
                                                                              ------            ------
      Total liabilities.............................................           3,067             2,423
                                                                              ------            ------

Commitments and contingencies

Stockholders' equity (deficiency):
  Common stock, $.01 par value; authorized--10,000,000 shares;
    424,907 issued and outstanding..................................               5                 5
  Additional paid-in capital........................................             848               848
  Retained earnings (accumulated deficit)...........................          (2,129)             (916)
                                                                              ------            ------
      Total stockholders' equity (deficiency).......................          (1,276)              (63)
                                                                              ------            ------
                                                                      $        1,791    $        2,360
                                                                              ------            ------
                                                                              ------            ------

                              EIP MICROWAVE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                             AND RETAINED EARNINGS
            (Dollars in thousands except per share data, unaudited)

                                                                                           THREE MONTHS ENDED
                                                                                       ---------------------------
                                                                                       DECEMBER 31,  DECEMBER 31,
                                                                                           1997          1996
                                                                                       ------------  -------------
Net sales............................................................................   $      998     $   1,258
                                                                                       ------------       ------
Costs and expenses:
  Cost of sales......................................................................        1,310           793
  Research, development and engineering..............................................          241           216
  Selling, general and administrative................................................          540           466
  Interest and other, net............................................................          120             5
                                                                                       ------------       ------
      Total costs and expenses.......................................................        2,211         1,480
                                                                                       ------------       ------
Net loss.............................................................................       (1,213)         (222)
                                                                                       ------------       ------
Retained earnings at beginning of period.............................................         (916)          374
                                                                                       ------------       ------
Retained earnings at end of period...................................................   $   (2,129)    $     152
                                                                                       ------------       ------
                                                                                       ------------       ------
Net loss per share...................................................................   $    (2.85)    $    (.52)
                                                                                       ------------       ------
                                                                                       ------------       ------
Weighted average common shares outstanding...........................................          425           425
                                                                                       ------------       ------
                                                                                       ------------       ------

                              EIP MICROWAVE, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          Increase (decrease) in cash

                       (Dollars in thousands, unaudited)

                                                                                           THREE MONTHS ENDED
                                                                                       ---------------------------
                                                                                       DECEMBER 31,  DECEMBER 31,
                                                                                           1997          1996
                                                                                       ------------  -------------
Cash flows from operating activities:
  Net loss...........................................................................   $   (1,213)    $    (222)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
    Depreciation and amortization....................................................           52            76
    Write down of inventory..........................................................          600            --
    (Gain) loss on sale of capital equipment.........................................           (6)          (36)
    Change in assets and liabilities:
      Accounts receivable, net.......................................................         (146)          233
      Inventories....................................................................         (171)           65
      Prepaid expenses...............................................................            4            (8)
      Accounts payable...............................................................          203          (251)
      Accrued liabilities............................................................          217           (47)
      Advanced payments from customers...............................................           --          (181)
                                                                                       ------------        -----
Cash provided by (used in) operating activities......................................         (460)         (371)
                                                                                       ------------        -----
Cash flows from investing activities:
  Purchase of short-term investments.................................................           --            --
  Sale of short-term investments.....................................................           --           298
  Capital expenditures...............................................................           12           (85)
  Proceeds from the sale of capital equipment........................................           36            36
                                                                                       ------------        -----
Cash (used in) provided by investing activities......................................           48           249
                                                                                       ------------        -----
Cash flows from financing activities:
  Proceeds from notes payable to affiliates..........................................          350            --
  Repayment of bank borrowings.......................................................         (117)           --
  Repayment of obligations under capital leases......................................           (9)           (8)
                                                                                       ------------        -----
Cash used in financing activities....................................................          224            (8)
                                                                                       ------------        -----
Decrease in cash and cash equivalents................................................         (188)         (130)
Cash and cash equivalents at beginning of period.....................................          250           216
                                                                                       ------------        -----
Cash and cash equivalents at end of period...........................................   $       62     $      86
                                                                                       ------------        -----
                                                                                       ------------        -----

                              EIP MICROWAVE, INC.

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

(a) The condensed consolidated financial statements presented in this Form 10-QSB have been prepared from the accounting records without audit on a basis consistent with the financial statements included in the Company's annual report filed with the Securities and Exchange Commission for the preceding fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished reflects all adjustments and disclosures which are, in the opinion of management, of a normal, recurring nature, and necessary for a fair statement of the results for the interim periods. This report should be read in conjunction with the Company's 1997 Annual Report on Form 10-KSB. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

(b) Composition of certain balance sheet captions (Dollars in thousands):

                                                DECEMBER 31,    SEPTEMBER 30,
                                                    1997            1997
                                                -------------   -------------
                                                 (UNAUDITED)
Accounts receivable:
  Trade.......................................  $        601    $        455
  Less allowance for doubtful accounts........           (50)            (50)
                                                -------------   -------------
                                                $        551    $        405
                                                -------------   -------------
Inventories:
  Raw materials...............................  $         55    $        531
  Work-in-process.............................           537             452
  Finished goods..............................             2              40
                                                -------------   -------------
                                                $        594    $      1,023
                                                -------------   -------------
Property and equipment:
  Cost........................................  $      5,267    $      5,311
  Accumulated depreciation....................        (4,771)         (4,721)
                                                -------------   -------------
                                                $        496    $        590
                                                -------------   -------------

(c) The calculation of net income (loss) per share is based upon the weighted average number of common and common equivalent shares outstanding during the year. As a result of the losses incurred during the three months ended December 31, 1997 and 1996, the common and common equivalent shares were antidilutive and, accordingly, were excluded from the computation of loss per share for those periods.

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

                             RESULTS OF OPERATIONS

    Net sales for the three months ended December 31, 1997, were $998,000, a 21% decrease from sales of $1,258,000 in the same period last year. The decrease in sales for the period was primarily attributable to lower sales of continuous wave counters and VXI products.

    Gross profit margin in the first fiscal quarter of 1998 was negative 31% compared to a positive 37% gross margin in the comparable quarter of fiscal 1997. This was primarily due to a write-down of inventory by $600,000 to reserve for potential obsolescence related to discontinuance of selected products. To a lesser extent the gross margin was affected by lower sales levels without corresponding reductions in fixed manufacturing overhead, and selective price reductions.

    Incoming orders for the first fiscal quarter were $946,000, an 8% increase from $876,000 for the same period a year ago. Backlog at December 31, 1997, was $389,000, a 2% increase from $381,000 at the end of the first fiscal quarter last year. The increase in orders and backlog resulted primarily from an increase in orders for traditional counters.

    Research, development and engineering expenses increased 12% to $241,000 in the first fiscal quarter of 1998, compared to $216,000 for the same quarter last year. The increase in research, development and engineering expenses was due to new product development expenditures, primarily to support a new frequency measurement product and products for an order from a government contractor.

    Selling, general and administrative expenses increased 16% to $540,000 during the first fiscal quarter of 1998, compared to $466,000 for the same quarter last year. The increase in selling, general and administrative expenses is due primarily to expenses related to the Company's pending Rights Offering. This increase in expenses was partially offset by lower commissions on reduced sales in the first fiscal quarter of 1998.

    Interest and other expense was $120,000 during the first fiscal quarter of 1998, compared to $5,000 for the same quarter last year. This increase was primarily due to a higher level of outstanding debt and a higher effective interest rate on such debt.

    The Company recorded a net loss of $1,213,000 for the first fiscal quarter of 1998, as compared to a net loss of $222,000 recorded during the same period last year. Gains on the sale of capital equipment of $6,000 and $36,000 are included in the net loss for the first quarter of 1998 and 1997, respectively. The increase in the loss for the period, compared to the same period last year, is primarily attributable to the inventory write off discussed above and, to a lesser extent, lower sales and increased operating expenses discussed above.

                              EIP MICROWAVE, INC.

             PART I/ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

                              FINANCIAL CONDITION

    At December 31, 1997, the Company's cash, cash equivalents and short-term investment balance was $92,000, as compared to $280,000 at September 30, 1997. At December 31, 1997, the Company had no material commitments for capital expenditures. At December 31, 1997, working capital decreased $1,728,000 from September 30, 1997, and the Company's current ratio decreased to 0.43:1 from 1.01:1 at September 30, 1997.

    At December 31, 1997, the Company had outstanding borrowings in the aggregate principal amount of $179,000 under its bank line of credit (the "Bank Line") with Silicon Valley Bank ("SVB"), as amended. The Bank Line provided for borrowings up to 60% of eligible accounts receivable, not to exceed $500,000. At December 31, 1997, interest was charged at the bank's prime rate plus 5% per annum (13.5% as of December 31, 1997), and was payable monthly. The Bank Line contained various restrictive covenants requiring, among other matters, the maintenance of minimum levels of tangible net worth and certain financial ratios, including a minimum quick ratio and a maximum debt to net worth ratio, and maximum losses. The Bank line also precluded or limited the Company's ability to take certain actions, such as paying dividends, making loans, making acquisitions or incurring indebtedness, without the bank's prior written consent. The Bank Line was secured by substantially all of the Company's assets, and was guaranteed by the Bishops and the Bishop Family Trust. The Bank Line was repaid in full on January 22, 1998 and the Bank Line expired on January 31, 1998.

    At December 31, 1997, the Company had outstanding borrowings in the aggregate principal amount of $1,350,000 under a loan and security agreement (the "Loan Facility") with John F. Bishop and Ann R. Bishop, trustees of the Bishop Family Trust (the "Bishop Family Trust"). The Loan Facility provides for a term loan of $1,000,000 and revolving advances up to $450,000. Interest is charged at the prime rate plus 5% per annum (13.5% as of December 31, 1997), and is payable monthly. The Loan Facility expires on October 15, 1998. The Loan Facility contains various restrictive covenants requiring, among other matters, the achievement of profitability on a rolling 3-month basis commencing in August 1998, and the maintenance of minimum revenues from its OEM relationship with Hewlett-Packard Company commencing in January 1998. The Loan Facility also precludes or limits the Company's ability to take certain actions, such as paying dividends, making loans, making acquisitions or incurring indebtedness, without the Bishop Family Trust's prior written consent. The Loan Facility is secured by substantially all of the Company's assets. The Bishop Family Trust subordinated the Loan Facility to the Bank Line. At December 31, 1997, the Company was in compliance with restrictive covenants of the Loan Facility.

    Under the terms of the Loan Facility, a facility fee of $141,000 became payable by the Company on January 22, 1998. If the principal amount of the obligations outstanding under the Loan Facility on April 22, 1998 exceeds $1,000,000, then an additional facility fee of $141,000 will be fully earned on such date and will be payable by the Company on April 22, 1998. The Company has the right to pay the facility fee in cash or by issuance of Common Stock. The number of shares of Common Stock issuable as payment for a facility fee will equal (a) the applicable facility fee divided by (b) the Fair Market Value (as defined in the Loan Facility) per share of Common Stock. At February 13, 1998, the outstanding borrowings under the Loan Facility were $1,250,000 and the Company was in default of its obligation to pay facility fees under the Loan Facility.

    Since January 1, 1998, the Company has obtained demand loans (the "Demand Loans") from J. Bradford Bishop, Chairman and Chief Executive Officer of the Company, in an aggregate amount of $700,000 through February 11, 1998. Interest is charged at 10% per annum, and is payable on demand. The Demand Loans are secured by substantially all of the Company's assets.

                              EIP MICROWAVE, INC.

             PART I/ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

    On November 14, 1997, the Company began a rights offering (the "Rights Offering"), whereby the Company offered 1,699,628 shares (the "Shares") of its Common Stock at $1.70 per Share to its stockholders of record on November 7, 1997 (the "Record Date"). The Rights Offering was initially set to expire on December 15, 1997. On December 16, 1997, the Company extended the expiration date for the Rights Offering until January 5, 1998. On December 23, 1997, the Company increased the number of Shares offered to 5,948,698, and lowered the price for each Share to $1.00. The Company thereafter extended the Rights Offering two additional times until January 30, 1998 and February 26, 1998, respectively. The net proceeds to the Company upon successful completion of the Rights Offering will be used to repay debt and to fund working capital requirements.

    In addition to cash on hand and funds generated from operations the Company believes that borrowings under future debt facilities and proceeds from the Rights Offering in an aggregate amount equal to approximately $4,000,000 will be necessary to satisfy the Company's cash requirements for implementing its business plan during the remainder of the fiscal year ending September 30, 1998. See "Certain Factors--Future Cash Requirements" below.

                                CERTAIN FACTORS

    IN ADDITION TO THE FACTORS DISCUSSED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-QSB, THE FOLLOWING ARE IMPORTANT FACTORS WHICH COULD CAUSE ACTUAL RESULTS OR EVENTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY FORWARD-LOOKING STATEMENT MADE BY OR ON BEHALF OF THE COMPANY.

RECURRING MATERIAL LOSSES AND ACCUMULATED DEFICIT

    The Company made a profit of $125,000 in the fiscal year ended September 30, 1995, operated at a loss of $493,000 in the fiscal year ended September 30, 1996, operated at a loss of $1,290,000 in the fiscal year ended September 30, 1997 and operated at a loss of $1,213,000 in the fiscal quarter ended December 31, 1997. Net cash used in operations and investing activities by the Company in the fiscal years ended September 30, 1995, 1996 and 1997, and in the three months ending December 31, 1997, was $85,000, $89,000, $1,045,000 and $412,000,
respectively. At the end of fiscal year 1996, the Company's retained earnings were $374,000, and stockholders' equity was $1,227,000. At the end of fiscal year 1997, the Company's accumulated deficit was $916,000, and stockholders' deficiency was $63,000. At December 31, 1997, the Company's accumulated deficit was $2,129,000, and stockholders' deficiency was $1,276,000. At September 30, 1996, September 30, 1997, and December 31, 1997, the Company's ratio of interest-bearing indebtedness to total interest-bearing indebtedness and stockholders' equity was 20%, 105%, and 474%, respectively. There can be, and is, no assurance that profitable operations and positive cash flow can be achieved or maintained or that any funds obtained from the Rights Offering will be sufficient to carry the Company to a time when profitable operations and positive cash flow would sustain the Company. Continued losses would negatively impact the Company's working capital and the extension of credit by its lenders and could cause such lenders to declare a default under the Company's loan agreements, and declare all outstanding loans immediately due and payable. See "Certain Factors-- Repayment of Existing Debt and Future Debt Facilities."

    The report of Meredith, Cardozo, Lanz & Chiu LLP on the Company's financial statements for the year ended September 30, 1997, and issued as of November 20, 1997, includes an explanatory paragraph to express substantial doubt regarding the Company's ability to continue as a going concern. The report of Price Waterhouse LLP on the Company's financial statements for the year ended September 30, 1996 has been reissued with dual dates of December 23, 1996 and October 23, 1997. The reissued report includes an

                              EIP MICROWAVE, INC.

             PART I/ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

explanatory paragraph to express substantial doubt regarding the Company's ability to continue as a going concern. There can be no assurance that the Company will not continue to incur significant operating losses or that required additional financing will be available to meet the Company's business plan in fiscal 1998 and beyond.

FUTURE CASH REQUIREMENTS

    The Company believes that net proceeds from its pending Rights Offering and borrowings under future debt facilities in an aggregate amount equal to approximately $4,000,000 will be necessary to satisfy the Company's cash requirements for implementing its business plan during the remainder of the fiscal year ending September 30, 1998. The actual cash resources required will depend upon numerous factors, including those described under "Certain Factors--Dependence on New OEM Relationship," "--Dependence on Government Contractors," "--Uncertainty of Product Development and Introduction," and "-- Uncertainty of External Strategic Opportunities" and the cash requirements could be materially greater than $4,000,000.

    With the net proceeds from the Rights Offering, the Company plans to repay all outstanding amounts under its existing debt facilities. There is no assurance that the Company will be successful in obtaining all such capital from the Rights Offering. After completion of the Rights Offering, the Company plans to enter into one or more new debt facilities with third party lenders (the "Future Debt Facilities") to provide for the remaining cash required to implement its business plan for the remainder of fiscal 1998.

    The Company is continuing to pursue discussions with other lenders concerning the Future Debt Facilities; however, there can be no assurance that the Company will be able to obtain the Future Debt Facilities. Even if the Company is able to obtain Future Debt Facilities, there can be no assurance as to the terms thereof. If the Company is unable to obtain the Future Debt Facilities, the Company and its business will likely be materially adversely affected.

    There is no assurance that the Company will be successful in obtaining all such capital from the Rights Offering and from the Future Debt Facilities. If the Company is unable to obtain such capital on a timely basis, the Company will be required to consider, among other actions, a substantial reduction in its research and development expenses which will impact the introduction of new products, a substantial reduction in other operating expenses and the sale of one or more product lines of the Company. Such actions to significantly curtail its planned operations will likely have a materially adverse affect on the Company's business, financial condition and results of operations.

REPAYMENT OF EXISTING DEBT AND FUTURE DEBT FACILITIES

    The Company had a $500,000 working capital facility with a bank which expired on January 31, 1998 and the Company repaid all amounts outstanding thereunder in the amount of $179,000 on January 22, 1998. The Company has a $1,450,000 term and revolving advance loan facility (the "Loan Facility") with the Bishop Family Trust which expires in October 1998, and $1,250,000 was outstanding thereunder on February 13, 1998. The Company has loans (the "Demand Loans") payable on demand to J. Bradford Bishop, and $700,000 was outstanding thereunder on February 13, 1998. See "Management's Discussion and Analysis--Financial Condition." The Bishop Family Trust and J. Bradford Bishop are affiliates of the Company, and the Company plans to repay all outstanding amounts under the Loan Facility and the Demand Loans with the net proceeds from the Rights Offering.

                              EIP MICROWAVE, INC.

             PART I/ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

    Assuming that the Company is able to obtain the Future Debt Facilities, the Company expects that the Future Debt Facilities will impose various covenants relating to the Company's performance and financial condition. If the Company does not maintain compliance with such covenants, the lender will have the right to declare all outstanding amounts immediately due and payable. There can be no assurance that the Company will be able to maintain compliance with the covenants under the Future Debt Facilities.

INVENTORY RESERVE

    The Company recorded a write-down of inventory by $600,000 in the first fiscal quarter of 1998 to reserve for potential obsolescence related to discontinuance of selected products. While management believes the amount of the inventory reserve is appropriate under current circumstances, there can be no assurance that the amount of the reserves will be sufficient to account for the discontinuance of such products. See "Results of Operations."

DEPENDENCE ON NEW OEM RELATIONSHIP

    The Company recently introduced a new line of microwave frequency counters which it began distributing in October 1997, on a private label basis worldwide through an OEM relationship with Hewlett-Packard Company ("Hewlett-Packard"). The Company expects that this OEM relationship will account for approximately 35% of its revenues in fiscal year 1998. However, Hewlett-Packard is not obligated to purchase a minimum quantity of products, and the failure of Hewlett-Packard to purchase the product quantity expected by the Company would have a material, negative impact upon the Company's business and prospects of profits. There can be no assurance that the Company will be able to maintain a successful relationship with Hewlett-Packard and generate revenues or profits from the relationship.

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

Company's production and quality control requirements, could be detrimental to the Company with respect to the specific products involved. If any of the Company's signal source suppliers is not able to deliver these specialized components, the Company would be required to implement alternative supply strategies (such as changing to one or more other suppliers, which could require product design or specification changes and would likely cause delays in shipment of the Company's products) or discontinue sales of the affected products.

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

UNCERTAINTY OF EXTERNAL STRATEGIC OPPORTUNITIES

    The Company intends to pursue appropriate strategic opportunities to acquire other companies or their technology or products. The Company believes that such opportunities are available that will have strategic benefit to the Company; however, there can be no assurance that the Company will be able to successfully identify, negotiate and consummate such acquisition opportunities. Such acquisitions could enable the Company to generate additional revenues and to increase its gross profit by an amount which exceeds any increase in operating expenses; however, there can be no assurance that the Company would be able to obtain such financial benefits. Further, the Company's current financial condition does not enable it to make such acquisitions without incurring debt or issuing equity to finance such acquisitions.

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

                              EIP MICROWAVE, INC.

                           PART II--OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

    The Company's Bank Line, which expired on January 31, 1998, contained restrictions on dividend payments and other restrictive covenants regarding, among other matters, the maintenance of minimal levels of profitability and tangible net worth, minimum quick ratio and limits of debt to net worth. The Company's Loan Facility with the Bishop Family trust contains restrictions on dividend payments and other restrictive covenants. The Bank Line and the Loan Facility with the Bishop Family Trust are more fully described in Part I/Item 2--Financial Condition.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    As of December 31, 1997, the Company was in default under its Bank Line. The Bank Line, among other restrictive covenants, prohibits the incurrence of losses by the Company in excess of $630,000 for the quarter ending December 31, 1997. The Company's actual loss for such quarter was $1,213,000. The principal amount outstanding under the Bank Line was $179,000 as of December 31, 1997. The Company repaid all outstanding principal amount on January 22, 1998. The Bank Line expired on January 31, 1998, and was not renewed. The Bank Line is more fully described in Part 1/Item 2--Financial Condition.

    As of December 31, 1997, the Company was in compliance under its Loan Facility with the Bishop Family Trust. The Loan Facility, among other obligations, requires the Company to pay facility fees of $141,000 on January 22, 1998. The Company has not paid such facility fees as of February 13, 1998. The principal amount outstanding under the Loan Facility was $1,250,000 as of February 13, 1998. The Loan Facility is more fully described in Part I/Item 2.--Financial Condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) No matter was submitted to a vote of the security holders during the period covered by this report, through solicitation of proxies or otherwise.

    (b) Subsequent Event Disclosure:

       The Company held its Annual Meeting of Stockholders on February 11, 1998. Two items were voted on by the stockholders.

       (1) Mr. Robert D. Johnson was re-elected and Mr. James N. Cutler, Jr. was elected as Class III members of the Board of Directors with terms expiring at the 2001 Annual Meeting of Stockholders. The votes cast for or withheld from the nominees were as follows: For Robert D. Johnson--357,594; Withheld--6,310, for James N. Cutler, Jr.--357,614; Withheld--6,290. John F. Bishop and J. Bradford Bishop, each a Class I director, and Michael E. Johnson and J. Sidney Webb, each a Class II director, were not up for re-election and continue in office.

       (2) The stockholders approved the Company's 1998 Stock Plan, as adopted by the Board of Directors, and the reservation and authorization of 1,500,000 shares of Common Stock, reserved for issuance under the terms of the Plan. Vote to approve as follows: For--229,196; Against--9,186; Abstain--108; Broker Non-Votes--125,414.

                              EIP MICROWAVE, INC.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

       27  Financial Data Schedule.

    (b) Reports on Form 8-K.

        During the quarter ended December 31, 1997, the Company filed one report on Form 8-K and two amendments on Form 8-K/A.

        On October 16, 1997 the Company filed a report on Form 8-K reporting that it had dismissed Price Waterhouse LLP and retained Meredith, Cardozo, Lanz & Chiu LLP as its independent accountant as well as various related matters. On October 24, 1997 the Company amended its October 16, 1997 report. On November 14, 1997 the Company further amended its earlier report and amendment and reported the following: (i) on October 9, 1997, the Company dismissed Price Waterhouse LLP as its independent accountant; (ii) the reports of Price Waterhouse LLP on the Company's financial statements for the years ended September 30, 1995 and 1996 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle, except that their reissued report on the financial statements for the year ended September 30, 1996, which was dual dated December 23, 1996 and October 23, 1997 includes an explanatory paragraph to express substantial doubt regarding the Company's ability to continue as a going concern; (iii) the Company's Audit Committee participated in and approved the decision to change independent accountants; and (iv) during the two most recent fiscal years and through the date of change, there were no disagreements between the Company and Price Waterhouse LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Price Waterhouse LLP would have caused them to make reference thereto in their report on the financial statements for such years.

                              EIP MICROWAVE, INC.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   EIP MICROWAVE, INC.
                                   (Registrant)

DATE:  February 17, 1998           BY:         /s/ J. BRADFORD BISHOP
                                   ----------------------------------------
                                                J. Bradford Bishop
                                              CHAIRMAN OF THE BOARD,
                                       CHIEF EXECUTIVE OFFICER AND DIRECTOR
                                           (PRINCIPAL EXECUTIVE OFFICER)

DATE:  February 17, 1998           BY:            /s/ JOHN F. BISHOP
                                   ----------------------------------------
                                                  John F. Bishop
                                        VICE CHAIRMAN, TREASURER, SECRETARY
                                    AND DIRECTOR (PRINCIPAL FINANCIAL OFFICER)

                              EIP MICROWAVE, INC.

                               INDEX TO EXHIBITS

                                                                                                       SEQUENTIALLY
EXHIBIT NO.  DESCRIPTION                                                                               NUMBERED PAGE
-----------  ------------------------------------------------------------------------------------  ---------------------
    27       Financial Data Schedule                                                                        --