Form 10QSB
period 1998-03-31
EIP MICROWAVE INC
filed 1998-05-05
CIK 26782

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                            ------------------------

                                  FORM 10-QSB

(MARK ONE)

   /X/      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

   / /      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            EXCHANGE ACT

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-5351

                            ------------------------

                              EIP MICROWAVE, INC.

       (Exact name of small business issuer as specified in its charter)

             DELAWARE                          95-2148645
   (State or other jurisdiction       (IRS Employer Identification
 of incorporation or organization)                No.)

   4500 CAMPUS DRIVE, SUITE 219,                  92660
     NEWPORT BEACH, CALIFORNIA                 (Zip Code)
  (Address of principal executive
             offices)

                                 (949) 851-3177
                          (Issuer's telephone number)

   (Former name, former address and former fiscal year, if changed since last report)

                            ------------------------

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    OUTSTANDING COMMON STOCK: As of April 30, 1998, Registrant had only one class of common stock, and had 6,509,152 shares of this $.01 par value common stock outstanding.

    Transitional Small Business Disclosure Format (check one): YES / /  NO /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              EIP MICROWAVE, INC.
                                  FORM 10-QSB
                          QUARTER ENDED MARCH 31, 1998

PART I     FINANCIAL INFORMATION

             Item 1.  Condensed Consolidated Financial Statements

                      Condensed Consolidated Balance Sheets as of March 31, 1998
                        (unaudited) and September 30, 1997........................  Page               3

                      Condensed Consolidated Statements of Operations and Retained
                        Earnings for the three months and six months Ended March
                        31, 1998 and 1997 (unaudited).............................  Page               4

                      Condensed Consolidated Statements of Cash Flows for the six
                        months ended March 31, 1998 and 1997 (unaudited)..........  Page               5

                      Notes to Unaudited Condensed Consolidated Financial
                        Statements................................................  Page               6

             Item 2.  Management's Discussion and Analysis of Results of
                        Operations and Financial Condition........................  Pages         7 - 12

PART II    OTHER INFORMATION

             Item 2.  Changes in Securities.......................................  Page              13

             Item 4.  Submission of Matters to Vote of Security Holders...........  Page              13

             Item 6.  Exhibits and Reports on Form 8-K............................  Page              13

           Signatures.............................................................  Page              14

                              EIP MICROWAVE, INC.

                         PART I--FINANCIAL INFORMATION

              ITEM 1--CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                    (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

                                             ASSETS
                                                                       MARCH 31,   SEPTEMBER 30,
                                                                         1998          1997
                                                                      -----------  -------------
                                                                      (UNAUDITED)
Current assets:
  Cash and cash equivalents.........................................   $     885     $     250
  Short-term investments............................................          30            30
                                                                      -----------       ------
                                                                             915           280
  Accounts receivable, net..........................................         493           405
  Inventories.......................................................         747         1,023
  Prepaid expenses..................................................          41            62
                                                                      -----------       ------
    Total current assets............................................       2,196         1,770
Property and equipment, net.........................................         459           590
                                                                      -----------       ------
                                                                       $   2,655     $   2,360
                                                                      -----------       ------
                                                                      -----------       ------

                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Accounts payable..................................................   $     707     $     401
  Accrued liabilities...............................................         906           629
  Bank borrowings...................................................      --               296
  Notes payable to affiliates.......................................      --               400
  Current portion of obligations under capital leases...............          34            34
                                                                      -----------       ------
    Total current liabilities.......................................       1,647         1,760
Long term notes payable to affiliates...............................           0           600
Long term obligations under capital leases..........................          46            63
                                                                      -----------       ------
    Total liabilities...............................................       1,693         2,423
                                                                      -----------       ------

Commitments and contingencies

Stockholders' equity (deficiency):
  Common stock, $.01 par value; authorized--10,000,000 shares;
    6,509,131 issued and outstanding................................          65             5
  Additional paid-in capital........................................       3,830           848
  Retained earnings (accumulated deficit)...........................      (2,933)         (916)
                                                                      -----------       ------
    Total stockholders' equity (deficiency).........................         962           (63)
                                                                      -----------       ------
                                                                       $   2,655     $   2,360
                                                                      -----------       ------
                                                                      -----------       ------

                              EIP MICROWAVE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND RETAINED EARNINGS

            (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA, UNAUDITED)

                                                                               THREE MONTHS           SIX MONTHS
                                                                             ENDED MARCH 31,       ENDED MARCH 31,
                                                                             1998       1997       1998       1997
                                                                           ---------  ---------  ---------  ---------
Net sales................................................................  $     887  $   1,289  $   1,885  $   2,547
                                                                           ---------  ---------  ---------  ---------
Costs and expenses:
  Cost of sales..........................................................        739        802      2,049      1,595
  Research, development and engineering..................................        272        278        513        494
  Selling, general and administrative....................................        548        497      1,088        963
  Interest and other, net................................................        132          5        252         10
                                                                           ---------  ---------  ---------  ---------
    Total costs and expenses.............................................      1,691      1,582      3,902      3,062
                                                                           ---------  ---------  ---------  ---------
Net (loss)...............................................................       (804)      (293)    (2,017)      (515)
Accumulated retained earnings (deficit) at beginning of period...........     (2,129)       152       (916)       374
                                                                           ---------  ---------  ---------  ---------
Accumulated deficit at end of period.....................................  $  (2,933) $    (141) $  (2,933) $    (141)
                                                                           ---------  ---------  ---------  ---------
                                                                           ---------  ---------  ---------  ---------
Net (loss) per share.....................................................  $    (.68) $    (.69) $   (2.54) $   (1.21)
                                                                           ---------  ---------  ---------  ---------
                                                                           ---------  ---------  ---------  ---------
Weighted average common shares outstanding...............................      1,177        425        795        425
                                                                           ---------  ---------  ---------  ---------
                                                                           ---------  ---------  ---------  ---------

                              EIP MICROWAVE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       (DOLLARS IN THOUSANDS, UNAUDITED)

                                                                               SIX MONTHS ENDED
                                                                           ------------------------
                                                                            MARCH 31,    MARCH 31,
                                                                              1998         1997
                                                                           -----------  -----------
Cash flows from operating activities:
  Net loss...............................................................   $  (2,017)   $    (515)
  Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
    Depreciation and amortization........................................         101          133
    Write down of inventory..............................................         600       --
    (Gain) loss on sale of capital equipment.............................          (6)         (93)
    Change in assets and liabilities:
      Accounts receivable................................................         (88)        (106)
      Inventories........................................................        (324)          48
      Prepaid expenses...................................................          21           11
      Accounts payable...................................................         306         (152)
      Accrued liabilities................................................         277          (64)
      Advanced payments from customers...................................      --             (190)
                                                                           -----------       -----
Cash used in operating activities........................................      (1,130)        (928)
                                                                           -----------       -----
Cash flows from investing activities:
  Purchase of short-term investments.....................................      --           --
  Sale of short-term investments.........................................      --              298
  Capital expenditures...................................................      --             (113)
  Proceeds from the sale of capital equipment............................          36           93
                                                                           -----------       -----
Cash provided by investing activities....................................          36          278
                                                                           -----------       -----
Cash flows from financing activities:
  Proceeds from notes payable to affiliates..............................       1,150       --
  Repayment of notes payable to affiliates...............................      (2,150)         600
  Repayment of bank borrowings...........................................        (296)         (34)
  Repayment of obligations under capital leases..........................         (17)         (17)
  Proceeds from issuance of common stock.................................       3,042       --
                                                                           -----------       -----
Cash provided by financing activities....................................       1,729          549
                                                                           -----------       -----
Increase (decrease) in cash and cash equivalents.........................         635         (101)
Cash and cash equivalents at beginning of period.........................         250          216
                                                                           -----------       -----
Cash and cash equivalents at end of period...............................   $     885    $     115
                                                                           -----------       -----
                                                                           -----------       -----

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

(b) Composition of certain balance sheet captions (Dollars in thousands):

                                                                     SEPTEMBER
                                                        MARCH 31,       30,
                                                          1998         1997
                                                       -----------  -----------
                                                       (UNAUDITED)
Accounts receivable:
  Trade..............................................   $     543    $     455
  Less allowance for doubtful accounts...............         (50)         (50)
                                                       -----------  -----------
                                                        $     493    $     405
                                                       -----------  -----------
Inventories:
  Raw materials......................................   $     224    $     531
  Work-in-process....................................         523          452
  Finished goods.....................................           0           40
                                                       -----------  -----------
                                                        $     747    $   1,023
                                                       -----------  -----------
Property and equipment:
  Cost...............................................   $   5,279    $   5,311
  Accumulated depreciation...........................      (4,820)      (4,721)
                                                       -----------  -----------
                                                        $     459    $     590
                                                       -----------  -----------

(c) The calculation of net income (loss) per share is based upon the weighted average number of common and common equivalent shares outstanding during the year. As a result of the losses incurred during the three months and six months ended March 31, 1998 and 1997, the common and common equivalent shares were antidilutive and, accordingly, were excluded from the computation of loss per share for those periods.

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

                             RESULTS OF OPERATIONS

    Net sales for the three months ended March 31, 1998, were $887,000, a 31% decrease from sales of $1,289,000 in the same period last year. Net sales for the six months ended March 31, 1998, were $1,885,000, a 26% decrease from sales of $2,547,000 in the same period last year. The decrease in sales for both periods was primarily attributable to lower sales of VXI products and reduced export sales.

    Gross margin decreased to 17% in the second fiscal quarter of 1998, from 38% in the second fiscal quarter of 1997. Gross margin was (9)% for the six months ended March 31, 1998, as compared to 37% for the same period last year. The decrease in gross margin percentage for both periods was largely due to lower sales levels without corresponding reductions in fixed manufacturing overhead. In addition, the decrease in gross margin for the six months ended March 31, 1998, was due to a write-down of inventory by $600,000 to reserve for potential obsolescence related to discontinuance of selected products.

    Incoming orders for the second fiscal quarter were $856,000, a 44% decrease from orders of $1,528,000 for the same period a year ago. Incoming orders for the six months ended March 31, 1998, were $1,802,000 a 25% decrease from orders of $2,404,000 for the same period a year ago. Backlog at March 31, 1998, was $351,000, a 38% decrease from a backlog of $566,000 at the end of the second fiscal quarter last year. The decrease in orders for both periods and backlog resulted primarily from a decrease in large orders and export orders.

    Research, development and engineering expenses decreased 2% to $272,000 in the second fiscal quarter of 1998, compared to $278,000 for the same quarter last year. Research, development and engineering expenses increased 4% to $513,000 for the six months ended March 31, 1998, compared to $494,000 for the same period last year. The relatively small change in research, development and engineering expenses for both periods was primarily attributable to changes in new product development expenditures.

    Selling, general and administrative expenses increased 10% to $548,000 during the second fiscal quarter of 1998, compared to $497,000 for the same quarter last year. Selling, general and administrative expenses increased 13% to $1,088,000 for the six months ended March 31, 1998, compared to $963,000 for the same period last year. The increase in selling, general and administrative expenses for both periods was due primarily to expenses related to the Rights Offering.

    Interest and other expense was $132,000 during the second quarter of 1998, compared to $5,000 for the same quarter last year. Interest and other expense was $252,000 during the six months ended March 31, 1998, compared to $10,000 for the same period last year The increases were primarily due to a higher level of outstanding debt and a higher effective interest rate on such debt.

    The Company recorded a net loss of $804,000 for the second fiscal quarter of 1998, as compared to a net loss of $293,000 during the same period last year. A net loss of $2,017,000 was recorded for the six months ended March 31, 1998, as compared to a net loss of $515,000 for the same period last year. Gains on sale of capital equipment of $6,000 are included in interest and other in the net losses for the six months ended March 31, 1998. The increased loss for the second fiscal quarter of 1998 is primarily due to lower sales levels without corresponding reduction in fixed manufacturing overhead. The increase in the loss for the six months ended March 31, 1998, compared to the same period last year, is primarily attributable to the inventory write-off, lower sales and increased operating expenses.

                              FINANCIAL CONDITION

    On March 20, 1998 the Company issued approximately 5,802,000 shares of common stock pursuant to a rights offering (the "Rights Offering") to its stockholders. Gross proceeds from the Rights Offering were approximately $742,000 paid in cash and approximately $2,159,000 paid in cancellation of Company indebtedness.

    At March 31, 1998, the Company's cash, cash equivalents and short-term investment balance was $915,000, compared to $280,000 at September 30, 1997, primarily due to cash generated from the Rights Offering noted above. At March 31, 1998, the Company had no material commitments for capital expenditures. At March 31, 1998, working capital increased $530,000 from September 30, 1997, and the Company's current ratio increased to 1.33:1 from 1.01:1 over the same time period, primarily due to cash generated from the Rights Offering noted above.

    The Company had a $500,000 working capital facility with a bank that expired on January 31, 1998 and the Company repaid all amounts outstanding thereunder in the amount of $179,000 on January 22, 1998.

    At March 20, 1998 the Company had outstanding borrowings in the aggregate principal amount of $1,250,000 under a loan and security agreement (the "Loan Facility") with John F. Bishop and Ann R. Bishop, trustees of the Bishop Family Trust (the "Bishop Family Trust"), $600,000 of which was assigned to J. Bradford Bishop. Under the terms of the Loan Facility, a facility fee of $141,000 (the "Facility Fee") became payable by the Company to the Bishop Family Trust on January 22, 1998. At March 20, 1998, the Company had outstanding borrowings in the aggregate principal amount of $900,000 under demand loans (the "Demand Loans") from J. Bradford Bishop.

    In return for shares of Common Stock issued pursuant to the terms of the Rights Offering, on March 20, 1998, the Company repaid in full the principal amount of its indebtedness to J. Bradford Bishop and the Bishop Family Trust in the amount of $1,500,000 and $650,000 respectively.

    In addition to cash on hand and funds generated from operations, the Company believes that borrowings under future debt facilities in an aggregate amount equal to approximately $1,000,000 will be necessary to satisfy the Company's cash requirements for implementing its business plan during the remainder of the fiscal year ending September 30, 1998. See "Certain Factors--Future Cash Requirements" below.

                                CERTAIN FACTORS

    IN ADDITION TO THE FACTORS DISCUSSED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-QSB, THE FOLLOWING ARE IMPORTANT FACTORS WHICH COULD CAUSE ACTUAL RESULTS OR EVENTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY FORWARD-LOOKING STATEMENT MADE BY OR ON BEHALF OF THE COMPANY.

RECURRING MATERIAL LOSSES AND ACCUMULATED DEFICIT

    The Company made a profit of $125,000 in the fiscal year ended September 30, 1995, operated at a loss of $493,000 in the fiscal year ended September 30, 1996, operated at a loss of $1,290,000 in the fiscal year ended September 30, 1997 and operated at a loss of $2,017, 000 for the six months ended March 31,

1998. Net cash used in operations and investing activities by the Company in the fiscal years ended September 30, 1995, 1996 and 1997, and in the six months ending March 31, 1998, was $85,000, $89,000, $1,045,000 and $1,094,000,
respectively. At the end of fiscal year 1996, the Company's retained earnings were $374,000, and stockholders' equity was $1,227,000. At the end of fiscal year 1997, the Company's accumulated deficit was $916,000, and stockholders' deficiency was $63,000. At March 31, 1998, the Company's accumulated deficit was $2,933,000, and stockholders' equity was $962,000. At September 30, 1996, September 30, 1997, and March 31, 1998, the Company's ratio of interest-bearing indebtedness to total interest-bearing indebtedness and stockholders' equity was 20%, 105%, and 8%, respectively. There can be, and is, no assurance that profitable operations and positive cash flow can be achieved or maintained or that the funds obtained from the Rights Offering and any funds obtained from future debt facilities will be sufficient to carry the Company to a time when profitable operations and positive cash flow would sustain the Company. Continued losses would negatively impact the Company's working capital and the extension of credit by any future lenders. See "Future Cash Requirements."

    The report of Meredith, Cardozo, Lanz & Chiu LLP on the Company's financial statements for the year ended September 30, 1997, and issued as of November 20, 1997, includes an explanatory paragraph to express substantial doubt regarding the Company's ability to continue as a going concern. The report of Price Waterhouse LLP on the Company's financial statements for the year ended September 30, 1996 has been reissued with dual dates of December 23, 1996 and October 23, 1997. The reissued report includes an explanatory paragraph to express substantial doubt regarding the Company's ability to continue as a going concern. There can be no assurance that the Company will not continue to incur significant operating losses or that required additional financing will be available to meet the Company's business plan in fiscal 1998 and beyond.

FUTURE CASH REQUIREMENTS

    The Company believes that borrowings under future debt facilities in an aggregate amount equal to approximately $1,000,000 will be necessary to satisfy the Company's cash requirements for implementing its business plan during the remainder of the fiscal year ending September 30, 1998. The actual cash resources required will depend upon numerous factors, including those described under "Certain Factors--Dependence on New OEM Relationship," "--Dependence on Government Contractors," "--Uncertainty of Product Development and Introduction," and "--Uncertainty of External Strategic Opportunities" and the cash requirements could be materially greater than $1,000,000.

    With the net proceeds from the Rights Offering, the Company repaid all outstanding amounts under its existing debt facilities. The Company plans to enter into one or more new debt facilities with third party lenders (the "Future Debt Facilities") to provide for the remaining cash required to implement its business plan for the remainder of fiscal 1998.

    The Company is continuing to pursue discussions with other lenders concerning the Future Debt Facilities; however, there can be no assurance that the Company will be able to obtain the Future Debt Facilities. Even if the Company is able to obtain Future Debt Facilities, there can be no assurance as to the terms thereof. If the Company is unable to obtain Future Debt Facilities, the Company and its business will likely be materially adversely affected.

    There is no assurance that the Company will be successful in obtaining all such capital from the Future Debt Facilities. If the Company is unable to obtain such capital on a timely basis, the Company will be required to consider, among other actions, a substantial reduction in its research and development expenses which will impact the introduction of new products, a substantial reduction in other operating expenses and the sale of one or more product lines of the Company. Such actions to significantly curtail its planned operations will likely have a materially adverse affect on the Company's business, financial condition and results of operations.

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

DEPENDENCE ON NEW OEM RELATIONSHIP

    The Company recently introduced a new line of microwave frequency counters, which it began distributing in October 1997, on a private label basis worldwide through an OEM relationship with Hewlett-Packard Company ("Hewlett-Packard"). The Company expects that this OEM relationship will account for approximately 35% of its revenues in fiscal year 1998. However, Hewlett-Packard is not obligated to purchase a minimum quantity of products, and the failure of Hewlett-Packard to purchase the product quantity expected by the Company would have a material, negative impact upon the Company's business. There can be no assurance that the Company will be able to maintain a successful relationship with Hewlett-Packard and generate revenues or profits from the relationship.

DEPENDENCE ON GOVERNMENT CONTRACTORS

    Approximately 37% of the Company's revenues in the last two fiscal years have been derived from the sale of products to government contractors. The Company recently received a five-year indefinite quantity, fixed price supply subcontract from ManTech Systems Engineering Corporation, a government contractor ("ManTech"), for the supply of RF synthesized signal generators and RF down converters, with total sales value to the Company that could range from approximately $3.5 to $20 million. The Company has received an initial purchase order under the subcontract in the amount of $227,000. Further production purchase order releases under the subcontract are subject to satisfactory completion of field testing of the U.S. Marine Corps' Third Echelon Test Set
(TETS) systems and the Company's components. The Company will incur substantial expenses in preparing to satisfy its obligations under this subcontract. However, despite the incurrence of such expenses, this and other subcontracts with government contractors are subject to cancellation provisions in favor of the government contractor. The subcontract with ManTech is subject to termination by ManTech in the event that the government terminates its contract with ManTech. Further, this subcontract can be terminated if the Company's components do not satisfy field testing requirements or the Company otherwise defaults under the subcontract. There can be no assurance that the Company will receive additional subcontracts from government contractors.

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

UNCERTAINTY OF EXTERNAL STRATEGIC OPPORTUNITIES

    The Company is pursuing strategic opportunities to acquire other companies or their technology or products. The Company believes that opportunities are available that will have strategic benefit to the Company; however, there can be no assurance that the Company will be able to successfully identify, negotiate and consummate such acquisition opportunities. Such acquisitions could enable the Company to generate additional revenues and to increase its gross profit by an amount that exceeds any increase in operating expenses; however, there can be no assurance that the Company would be able to obtain such financial benefits. Further, the Company's current financial condition does not enable it to make such acquisitions without incurring debt or issuing equity to finance such acquisitions.

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

    Due to the foregoing and other factors, past results are not reliable predictors of future results. In addition, the securities of many technology and developmental companies, such as the Company, have historically been subject to extensive price and volume fluctuations that may adversely affect the market price of their common stock.

                              EIP MICROWAVE, INC.
                           PART II--OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

    On March 20, 1998, the Company issued 282,000 shares of Common Stock to the Bishop Family Trust as full payment of the facility fees of $141,000 incurred by the Company under the Loan Facility with the Bishop Family Trust. These securities were issued in reliance on the exemption from registration in Section 4(2) of the Securities Act of 1933. See Part I/Item 2--Financial Condition.

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

    (2) The stockholders approved the Company's 1998 Stock Plan, as adopted by the Board of Directors, and the reservation and authorization of 1,500,000 shares of Common Stock, reserved for issuance under the terms of the Plan. Vote to approve as follows: For--229,196; Against-- 9,186; Abstain--108; Broker Non-Votes--125,414.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

       27 Financial Data Schedule.

    (b) Reports on Form 8-K.

       The Company did not file with the Commission any reports on Form 8-K in the quarter ended March 31, 1998.

                              EIP MICROWAVE, INC.
                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: May 5, 1998                                     BY:                       /s/ J. BRADFORD BISHOP
                                                                        --------------------------------------
                                                                                  J. Bradford Bishop
                                                                                CHAIRMAN OF THE BOARD,
                                                                         CHIEF EXECUTIVE OFFICER AND DIRECTOR
                                                                            (PRINCIPAL EXECUTIVE OFFICER)

DATE: May 5, 1998                                     BY:                         /s/ JOHN F. BISHOP
                                                                        --------------------------------------
                                                                                    John F. Bishop
                                                                         VICE CHAIRMAN, TREASURER, SECRETARY
                                                                      AND DIRECTOR (PRINCIPAL FINANCIAL OFFICER)

                              EIP MICROWAVE, INC.
                               INDEX TO EXHIBITS

                                                                                                     SEQUENTIALLY
EXHIBIT NO.                                       DESCRIPTION                                       NUMBERED PAGE
-----------  -------------------------------------------------------------------------------------  --------------
    27                                      Financial Data Schedule                                       --