Form 10QSB
period 1998-06-30
EIP MICROWAVE INC
filed 1998-08-14
CIK 26782

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                               -------------------

                                   FORM 10-QSB
(Mark One)

 [ X ] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

          For the quarterly period ended June 30, 1998

 [     ]  Transition Report Under Section 13 or 15(d) of the Exchange Act
          For the transition period from __________ to ___________

                          Commission file number 0-5351

                               EIP MICROWAVE, INC.
        (Exact name of small business issuer as specified in its charter)

            Delaware                                              95-2148645
   (State or other jurisdiction                                 (IRS Employer
 of incorporation or organization)                           Identification No.)

6950 SW Hampton Street Suite 200, Portland, OR                      97223
(Address of principal executive offices)                          (Zip Code)

                                 (503) 598-2605
                           (Issuer's telephone number)

              (Former name, Former address and former fiscal year,
                         if changed since last report)
             4500 Campus Drive, Suite 219, Newport Beach, CA 92660

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

OUTSTANDING COMMON STOCK: As of June 30, 1998, Registrant had only one class of common stock, and had 7,234,152 shares of this $.01 par value common stock outstanding.

Transitional Small Business Disclosure Format  (check one): YES [  ]    NO [ X ]

                               EIP MICROWAVE, INC.

                                   FORM 10-QSB

                           Quarter Ended June 30, 1998

Part I  Financial Information

        Item 1.  Condensed Consolidated Financial Statements

                 Condensed Consolidated Balance Sheets as of
                   June 30, 1998 (unaudited) and September 30, 1997                  Page       3

                 Condensed Consolidated Statements of Operations and
                   Retained Earnings for the three months and nine months
                   Ended June 30, 1998 and 1997 (unaudited)                          Page       4

                 Condensed Consolidated Statements of Cash Flows for the
                   nine months ended June 30, 1998 and
                   1997 (unaudited)                                                  Page       5

                 Notes to Unaudited Condensed Consolidated Financial Statements      Page       6


        Item 2.  Management's Discussion and Analysis of Results of
                   Operations and Financial Condition                                Pages 7 - 12

Part II Other Information

        Item 2.  Changes in Securities                                               Page      13

        Item 4.  Submission of Matters to Vote of Security Holders                   Page      13

        Item 6.  Exhibits and Reports on Form 8-K                                    Page      13

        Signatures                                                                   Page      14


                               EIP MICROWAVE, INC.

                         PART I - FINANCIAL INFORMATION

             ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands except share data)

                                     ASSETS

                                                                          June 30,       September 30,
                                                                              1998           1997
                                                                        (Unaudited)
                                                                       -------------     -------------
Current assets:
     Cash and cash equivalents                                            $      57          $    280
     Accounts receivable, net                                                   201               405
     Inventories                                                                944             1,023
     Prepaid expenses                                                            61                62
                                                                       -------------     -------------
       Total current assets                                                   1,263             1,770

Property and equipment, net                                                     395               590
                                                                       -------------     -------------

Other assets                                                                      6                 0
                                                                       -------------     -------------
     Total Assets                                                         $   1,664          $  2,360
                                                                       =============     =============


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
     Accounts payable                                                     $     472          $    401
     Accrued liabilities                                                        508               629
     Bank borrowings                                                              -               296
     Notes payable to affiliates                                                100               400
     Current portion of obligations under capital leases                         34                34
                                                                       -------------     -------------
       Total current liabilities                                              1,114             1,760
Long term notes payable to affiliates                                             0               600
Long term obligations under capital leases                                       41                63
                                                                       -------------     -------------
       Total liabilities                                                      1,155             2,423
                                                                       -------------     -------------

Commitments and contingencies

Stockholders' equity (deficiency):
     Common stock, $.01 par value;
     authorized -10,000,000 shares;
     7,234,152 issued and outstanding, 424,907 on 9/30/97                        72                 5
     Additional paid-in capital                                               3,928               848
     Retained earnings (accumulated deficit)                                 (3,491)             (916)
                                                                       -------------     -------------
        Total stockholders' equity (deficiency)                                 509               (63)
                                                                       -------------     -------------
        Total liabilities and stockholders equity                         $   1,664          $  2,360
                                                                       =============     =============

                               EIP MICROWAVE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              AND RETAINED EARNINGS

             (Dollars in thousands except per share data, unaudited)


                                                                 Three Months                  Nine Months
                                                                Ended  June 30,              Ended  June 30,
                                                               1998          1997           1998          1997
                                                            ----------    ----------     ----------    ----------
Net sales                                                   $     647     $   1,013      $   2,532      $  3,560
                                                            ----------    ----------     ----------    ----------

Costs and expenses:
    Cost of sales                                                 536           575          2,585         2,170
    Research, development and engineering                         253           228            766           722
    Selling, general and administrative                           413           453          1,501         1,416
    Interest and other, net                                         3            35            255            45
                                                            ----------    ----------     ----------    ----------
      Total costs and expenses                                  1,205         1,291          5,107         4,353
                                                            ----------    ----------     ----------    ----------

Net (loss)                                                       (558)         (278)        (2,575)         (793)

Accumulated retained earnings
(deficit) at beginning of period                               (2,933)         (141)          (916)          374
                                                            ----------    ----------     ----------    ----------

Accumulated deficit at end of period                        $  (3,491)    $    (419)     $  (3,491)    $    (419)
                                                            ==========    ==========     ==========    ==========

Net (loss) per share                                        $   (0.08)    $   (0.65)     $   (0.88)    $   (1.87)
                                                            ==========    ==========     ==========    ==========

Weighted average common shares outstanding                      7,178           425          2,928           425
                                                            ==========    ==========     ==========    ==========


                               EIP MICROWAVE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (Dollars in thousands, unaudited)

                                                              Nine Months Ended
                                                         June 30,            June 30,
                                                           1998                1997
                                                       ------------        ------------
Cash flows from operating activities:
     Net loss                                          $    (2,575)        $      (793)
     Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
       Depreciation and amortization                           165                 190
       Write down of inventory                                 600                  --
       (Gain) loss on sale of capital equipment                 (6)                (98)
       Change in assets and liabilities:
         Accounts receivable                                   204                 378
         Inventories                                          (521)                (58)
         Prepaid expenses                                      (5)                 (12)
         Accounts payable                                       71                (392)
         Accrued liabilities                                  (121)                (27)
         Advanced payments from customers                       --                (190)
                                                       ------------        ------------
Cash used in operating activities                           (2,188)             (1,002)
                                                       ------------        ------------

Cash flows from investing activities:
     Sale of short-term investments                             --                 297
     Capital expenditures                                       --                (192)
     Proceeds from the sale of capital equipment                36                 101
                                                       ------------        ------------
Cash provided by investing activities                           36                 206
                                                       ------------        ------------

Cash flows from financing activities:
     Proceeds from notes payable to affiliates               1,250                 750
     Repayment of notes payable to affiliates               (2,150)               ----
     Repayment of bank borrowings                             (296)                111
     Repayment of obligations under capital leases             (22)                (24)
     Proceeds from issuance of common stock                  3,147                  --
                                                       ------------        ------------
Cash provided by financing activities                        1,929                 837
                                                       ------------        ------------

Increase (decrease) in cash and cash equivalents              (223)                 41
Cash and cash equivalents at beginning of period               280                 216
                                                       ------------        ------------
Cash and cash equivalents at end of period             $        57         $       257
                                                       ============        ============


                               EIP MICROWAVE, INC.

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

(a) The condensed consolidated financial statements presented in this Form 10-QSB have been prepared from the accounting records without audit on a basis consistent with the financial statements included in the Company's annual report filed with the Securities and Exchange Commission for the preceding fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished reflects all adjustments and disclosures, which are, in the opinion of management, of a normal, recurring nature, and necessary for a fair statement of the results for the interim periods. This report should be read in conjunction with the Company's 1997 Annual Report on Form 10-KSB. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

(b)    Composition of certain balance sheet captions (Dollars in thousands):

                                                   June 30,    September 30,
                                                     1998          1997
                                                 ------------  ------------
                                                 (unaudited)
       Accounts receivable:
         Trade                                    $     251     $     455
         Less allowance for doubtful accounts           (50)          (50)
                                                  ----------    ----------
                                                  $     201     $     405
                                                  ----------    ----------
       Inventories:
         Raw materials                            $     405     $     531
         Work-in-process                                520           452
         Finished goods                                  19            40
                                                  ----------    ----------
                                                  $     944     $   1,023
                                                  ----------    ----------
       Property and equipment:
         Cost                                     $   5,263     $   5,311
         Accumulated depreciation                    (4,868)       (4,721)
                                                  ----------    ----------
                                                  $     395     $     590
                                                  ----------    ----------

(c) The calculation of net income (loss) per share is based upon the weighted average number of common and common equivalent shares outstanding during the year. As a result of the losses incurred during the three months and nine months ended June 30, 1998 and 1997, the common and common equivalent shares were antidilutive and, accordingly, were excluded from the computation of loss per share for those periods.

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

                              RESULTS OF OPERATIONS

     Net sales for the three months ended June 30, 1998, were $647,000, a 36% decrease from sales of $1,013,000 in the same period last year. Net sales for the nine months ended June 30, 1998, were $2,532,000, a 29% decrease from sales of $3,560,000 in the same period last year. The decline for both periods was attributable to a soft market for its products, reduced export sales as a result of unfavorable fluctuations in foreign currency exchange rates and softness in Asian markets and lower sales to the Company's largest OEM customer during the third quarter.

     Gross margin decreased to 17% in the third fiscal quarter of 1998, from 43% in the third fiscal quarter of 1997. Gross margin was (2)% for the nine months ended June 30, 1998, as compared to 39% for the same period last year. The decrease in gross margin for both periods was largely due to lower sales levels without corresponding reductions in fixed manufacturing overhead. In addition, the decrease in gross margin for the nine months ended June 30, 1998, was also affected by a write-down of inventory by $600,000 to reserve for potential obsolescence related to the discontinuance of selected products.

     Incoming orders for the third fiscal quarter were $1,985,000 a 145% increase from orders of $809,000 for the same period a year ago. Incoming orders for the nine months ended June 30, 1998, were $3,787,000 an 18% increase from orders of $3,213,000 for the same period a year ago. Backlog at June 30, 1998, was $1,689,000, a 318% increase from a backlog of $404,000 at the end of the third fiscal quarter last year. The increase in orders for both periods and backlog was the result of a large order ($1,429,000) from ManTech Systems Engineering Corporation for RF down converters and RF synthesized signal generators, which are scheduled for delivery between September and December of 1998.

     Research, development and engineering expenses increased 11% to $253,000 in the third fiscal quarter of 1998, compared to $228,000 for the same quarter last year. Research, development and engineering expenses increased 6% to $766,000 for the nine months ended June 30, 1998, compared to $722,000 for the same period last year. The increase in research, development and engineering expenses for both periods was primarily attributable to increased new product development expenditures.

     Selling, general and administrative expenses decreased 9% to $413,000 during the third fiscal quarter of 1998, compared to $453,000 for the same quarter last year. Selling, general and administrative expenses increased 6% to $1,501,000 for the nine months ended June 30, 1998 compared to $1,416,000 for the same period last year. The increase in selling, general and administrative expenses for the nine month period was due primarily to professional fees and expenses related to the Rights Offering which was completed in March 1998.

                               EIP MICROWAVE, INC.
             PART I/ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)


     Interest and other expense was $3,000 during the third quarter of 1998, compared to $35,000 for the same quarter last year. Interest and other expense was $255,000 during the nine months ended June 30, 1998, compared to $45,000 for the same period last year The decrease in the third quarter was a result of the completion of the Rights Offering which reduced debt. The increase for the nine month period was due to a higher level of outstanding debt and a higher effective interest rate on such debt during the first six months of fiscal year 1998 compared to the same period in fiscal year 1997.


     The Company recorded a net loss of $558,000 for the third fiscal quarter of 1998, as compared to a net loss of $278,000 during the same period last year. A net loss of $2,575,000 was recorded for the nine months ended June 30, 1998, as compared to a net loss of $793,000 for the same period last year. The increased loss for the third fiscal quarter of 1998 is primarily due to lower sales levels without corresponding reduction in fixed manufacturing overhead. The increase in the loss for the nine months ended June 30, 1998, compared to the same period last year, is primarily attributable to the inventory write-off in the second quarter, lower sales and increased operating expenses.

                               FINANCIAL CONDITION

     On March 20, 1998 the Company issued approximately 5,802,000 shares of common stock pursuant to a rights offering (the "Rights Offering") to its stockholders. Gross proceeds from the Rights Offering were approximately $742,000 paid in cash and approximately $2,159,000 paid in cancellation of Company indebtedness. Subsequent to the Rights Offering, the Company issued stock grants (the "Stock Grants"), exercisable for an aggregate of 725,000 shares of Common Stock of the Company, to its directors pursuant to the terms of the 1998 Stock Option Plan. The directors exercised the Stock Grants in full and paid to the Company a cumulative exercise price of $105,250. Upon exercise of the Stock Grants, the Company issued the 725,000 shares of Common Stock to the directors on April 8, 1998.

     At June 30, 1998, the Company's cash, and cash equivalents balance was $57,000, compared to $280,000 at September 30, 1997. Cash generated from the Rights Offering and subsequent stock sale noted above along with an advance of $100,000 from J. Bradford Bishop under a demand note were used to support the Company's operations and its new product research and development efforts. At
June 30, 1998, the Company had commitments for capital expenditures of approximately $200,000 for computer equipment and software needed for its systems to become year 2000 compliant. At June 30, 1998, working capital increased $139,000 from September 30, 1997, and the Company's current ratio increased to 1.13:1 from 1.01:1 over the same time period, primarily due to lower debt levels as a result of cash generated from the Rights Offering noted above.


     In addition to cash on hand and funds generated from operations, the Company believes that borrowings under existing debt facilities described below will be sufficient to satisfy the Company's cash requirements for implementing its business plan during the remainder of this fiscal year and its fiscal year ending September 30, 1999. See "Certain Factors--Future Cash Requirements" below.

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

Recurring Material Losses and Accumulated Deficit

     The Company made a profit of $125,000 in the fiscal year ended September 30, 1995, operated at a loss of $493,000 in the fiscal year ended September 30, 1996, operated at a loss of $1,290,000 in the fiscal year ended September 30, 1997 and operated at a loss of $2,575, 000 for the nine months ended June 30, 1998. Net cash used in operations and investing activities by the Company in the fiscal years ended September 30, 1995, 1996 and 1997, and in the nine months ending June 30, 1998, was $85,000, $89,000, $1,045,000 and $2,152,000,
respectively. At the end of fiscal year 1996, the Company's retained earnings were $374,000, and stockholders' equity was $1,227,000. At the end of fiscal year 1997, the Company's accumulated deficit was $916,000, and stockholders' deficiency was $63,000. At June 30, 1998, the Company's accumulated deficit was $3,491,000, and stockholders' equity was $509,000. At September 30, 1996, September 30, 1997, and June 30, 1998, the Company's ratio of interest-bearing indebtedness to total interest-bearing indebtedness and stockholders' equity was 20%, 105%, and 25%, respectively. There can be, and is, no assurance that profitable operations and positive cash flow can be achieved or maintained or that any funds obtained from equity issuances or debt facilities will be sufficient to carry the Company to a time when profitable operations and positive cash flow would sustain the Company. Continued losses would negatively impact the Company's working capital and the extension of credit by any existing or future lenders. See "Future Cash Requirements."

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

Future Cash Requirements

     The Company believes that borrowings under existing debt facilities described below will be sufficient to satisfy the Company's cash requirements for implementing its business plan during the remainder of this fiscal year and its fiscal year ending September 30, 1999. The actual cash resources required will depend upon numerous factors, including those described under "Certain Factors--Dependence on New OEM Relationship," "--Dependence on Government Contractors," "--Uncertainty of Product Development and Introduction," and "--Uncertainty of External Strategic Opportunities" and the cash requirements could be materially greater than the amount available under such facilities.

                               EIP MICROWAVE, INC.

             PART I/ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)



     Subsequent to June 30, 1998, the Company obtained three credit facilities totaling $2,200,000. On August 7, 1998 the Company entered into a combined credit facility with a third party lender, which provides for a term loan of $500,000 and a revolving line of credit in the amount of $1,000,000 (the "Bank Credit Facility"). Interest on the term loan and revolving line of credit will be the lender's reference rate (currently 8.5%) plus 3.5%. Maximum borrowing under the revolving line of credit will be limited to the lesser of $1,000,000 or 85% of eligible accounts receivable. Maturity of the Bank Credit Facility is August 7, 2001. On July 20, 1998 the Company completed the placement of a $200,000 convertible subordinated note (the "Convertible Note"). Interest on the note will be 8% and it matures on June 30, 2000. The note is subordinated to the Bank Credit Facility and will be subordinated to any future extension of credit by a financial institution or any seller financing in connection with a strategic acquisition by the Company. The note is convertible into shares of the Company's common stock at $1.00 per share. After October 1, 1998, either the Company or the note holder may require the note to be converted into common stock of the Company. In addition to the Bank Credit Facility and Convertible Note, the Company entered into a credit facility with one of its directors, James N. Cutler, Jr. (the "Cutler Loan Facility") on July 20, 1998. This credit facility provides for a revolving line of credit in the amount of $500,000. Interest on the line will be the prime rate as published in the Wall Street Journal (currently 8.5%) plus 2% and the line will mature on July 1, 1999. The line is subordinated to the Bank Credit Facility and will be subordinated to any future extension of credit by a financial institution or any seller financing in connection with a strategic acquisition by the Company. In addition, Mr. Cutler was issued warrants (the "Warrants") to purchase up to 100,000 shares of Common Stock of the Company at $0.52 per share. The Warrants will expire on July 20, 2000.

     The Bank Credit Facility and the Cutler Loan Facility are secured by substantially all assets of the Company, and preclude or limit the Company's ability to take certain actions, such as paying dividends, making loans, making acquisitions or incurring indebtedness, without each of the respective lender's prior written consent.

     Although the Company believes the above credit facilities combined with cash expected to be generated from operations should enable it to successfully implement its business plan, to date the Company has not achieved business volume sufficient to restore profitability and a positive cash flow. In the event the Company's business plan is not successful and its results of operations fail to demonstrate improvement (due to unanticipated expenses, delays, problems, difficulties or otherwise) available cash and credit facilities may not prove to be sufficient to fund operations. The Company would then be required to seek additional debt or equity financing or obtain relief from its creditors. There can be no assurance that additional financing or accommodations from creditors, if required, will be available to the Company on commercially reasonable terms, or at all. Even if the Company is able to obtain additional debt facilities, there can be no assurance as to the terms thereof. If the Company is unable to obtain additional debt facilities, the Company and its business will likely be materially adversely affected.

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

Dependence on New OEM Relationship

     The Company recently introduced a new line of microwave frequency counters, which it began distributing in October 1997, on a private label basis worldwide through an OEM relationship with Hewlett-Packard Company ("Hewlett-Packard"). The Company expects that this OEM relationship will account for approximately 25% of its revenues in fiscal year 1998. However, Hewlett-Packard is not obligated to purchase a minimum quantity of products, and the failure of Hewlett-Packard to purchase the product quantity expected by the Company would have a material, negative impact upon the Company's business. There can be no assurance that the Company will be able to maintain a successful relationship with Hewlett-Packard and generate revenues or profits from the relationship.

Dependence on Government Contractors

     Approximately 37% of the Company's revenues in the last two fiscal years have been derived from the sale of products to government contractors. The Company recently received a five-year indefinite quantity, fixed price supply subcontract from ManTech Systems Engineering Corporation, a government contractor ("ManTech"), for the supply of RF synthesized signal generators and RF down converters, with total sales value to the Company that could range from approximately $3.5 to $20 million. In June 1998, the Company received the first regular production order under the subcontract in the amount of $1,429,000. ManTech has advised the company further production purchase order releases under the subcontract are expected in the Company's fiscal year 1999. The Company will incur substantial expenses in preparing to satisfy its obligations under this subcontract. However, despite the incurrence of such expenses, this and other subcontracts with government contractors are subject to cancellation provisions in favor of the government contractor. The subcontract with ManTech is subject to termination by ManTech in the event that the government terminates its contract with ManTech. Further, this subcontract can be terminated if the Company's components do not satisfy ManTech's requirements or the Company otherwise defaults under the subcontract. There can be no assurance that the Company will receive additional subcontracts from ManTech or other government contractors.

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

     Misjudgments as to customer interest in new or updated products could lead to excess inventories and markdowns and could have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that new products under development will be successfully developed and introduced. Further, due to the uncertainty associated with any product development and introduction (such as delays in development and lack of market acceptance of a new product) there can be no assurances that the Company's development and introduction efforts will be successful. If products under development are not successfully introduced, the Company's business, financial condition and results of operations would be materially adversely effected.

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

                               EIP MICROWAVE, INC.

                          PART II -- OTHER INFORMATION

Item 2.    Changes in Securities

     Subsequent to June 30, 1998, the Company entered into the Bank Credit Facility and the Cutler Loan Facility which contain restrictions on dividend payments and other restrictive covenants. The Bank Credit Facility and the Cutler Loan Facility are more fully described in Part I/Item 2--"Future Cash Requirements."

Item 6.    Exhibits and Reports on Form 8-K

     (a)     Exhibits.

               27     Financial Data Schedule.

     (b)     Reports on Form 8-K.

             During the quarter ended June 30, 1998, the Company filed one report on Form 8-K. On April 3, 1998, the Company filed a report on Form 8-K reporting the completion and results of its Rights Offering.

                               EIP MICROWAVE, INC.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:     August 12, 1998       BY:   /s/  J. BRADFORD BISHOP
                                    -------------------------
                                      J. Bradford Bishop
                                      Chairman of the Board,
                                      Chief Executive Officer and Director
                                      (Principal Executive Officer)



DATE:     August 12, 1998       BY:   /s/  WILLIAM J. STANNERS, JR.
                                    -------------------------------
                                      William J. Stanners, Jr.
                                      Chief Financial Officer, Treasurer, and
                                      Assistant Secretary
                                      (Principal Financial Officer)

                               EIP MICROWAVE, INC.

                                INDEX TO EXHIBITS

                                                                 Sequentially
Exhibit No.              Description                             Numbered Page
-----------              -----------                             -------------

   27               Financial Data Schedule