Form 10KSB/A
period 1997-09-30
EIP MICROWAVE INC
filed 1998-09-22
CIK 26782

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              --------------------

                                  FORM 10-KSB/A
                                 Amendment No.1

  (Mark One)
   [ X ]           ANNUAL REPORT PURSUANT TO SECTION OR 15(D) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended September 30, 1997

   [   ]           TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                           Commission file No. 0-5351

                               EIP MICROWAVE, INC.
        (Exact name of small business issuer as specified in its charter)

                 Delaware                                    95-2148645
     (State or other jurisdiction                          (IRS Employer
    of incorporation or organization)                    Identification No.)

    6950 SW Hampton Street, Suite 200
            Portland, Oregon                                    97223
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

                  Transitional Small Business Disclosure Format
                           (check one): Yes [ ] No [X]

ITEM 7.  FINANCIAL STATEMENTS

         Reference is made to the Consolidated Financial Statements, together with the notes thereto and the reports thereon of Meredith, Cardozo, Lanz & Chiu LLP and Price Waterhouse LLP appearing on the pages of this report set forth below:

                                                                         Page(s)
   Consolidated Balance Sheets as of September 30, 1997 and 1996           4
   Consolidated Statements of Operations for the Years Ended
        September 30, 1997, 1996 and 1995                                  5
   Consolidated Statements of Stockholders' Equity (Deficiency) for the
        Years Ended September 30, 1997, 1996 and 1995                      5
   Consolidated Statements of Cash Flows for the Years Ended
        September 30, 1997, 1996 and 1995                                  6
   Notes to Consolidated Financial Statements                              7-16
   Report of Independent Auditors                                         17
   Report of Independent Accountants                                      18

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)                September 30,            September 30,
                                                             1997                      1996
ASSETS

Current assets:
   Cash and cash equivalents                             $    250                  $    216
   Short-term investments                                      30                       324
                                                         ----------------------------------
                                                              280                       540

   Accounts receivable, net                                   405                       686
   Inventories                                              1,023                     1,067
   Prepaid expenses                                            62                        59
                                                         ----------------------------------
     Total current assets                                   1,770                     2,352

Property and equipment, net                                   590                       631
                                                         ----------------------------------
                                                         $  2,360                  $  2,983
                                                         ==================================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
   Accounts payable                                      $    401                  $    706
   Accrued liabilities                                        629                       546
   Advanced payments from customers                             -                       190
   Bank borrowings                                            296                       185
   Notes payable to affiliates                                400                         -
   Current portion of obligations under capital leases         34                        34
                                                         ----------------------------------
     Total current liabilities                              1,760                     1,661
                                                         ----------------------------------

Long term notes payable to affiliates                         600                         -
Long term obligations under capital leases                     63                        95
                                                         ----------------------------------
     Total liabilities                                      2,423                     1,756
                                                         ----------------------------------

Commitments and contingencies (Note 5)

Stockholders' equity (deficiency):
   Common stock, $.01 par value;
     authorized -10,000,000 shares;
     424,907 issued and outstanding                             5                         5
   Additional paid-in capital                                 848                       848
   Retained earnings (accumulated deficit)                   (916)                      374
                                                         ----------------------------------
     Total stockholders' equity (deficiency)                  (63)                    1,227
                                                         ----------------------------------
                                                         $  2,360                  $  2,983
                                                         ==================================


The  accompanying  notes are an integral  part of these  consolidated  financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND
STOCKHOLDERS' EQUITY (DEFICIENCY)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended September 30,                                       1997               1996                1995
(In thousands except per share data)

Net sales                                                            $ 4,739           $  6,492            $  6,721
                                                                     ----------------------------------------------
Cost and expenses:
   Cost of sales                                                       2,955              4,064               3,646
   Research, development and engineering                                 996                978                 742
   Selling, general and administrative                                 2,005              2,084               2,289
   Interest and other, net                                                73               (141)                (81)
                                                                     -----------------------------------------------
       Total costs and expenses                                        6,029              6,985               6,596
                                                                     ----------------------------------------------

Net income (loss) before income tax                                   (1,290)              (493)                125
Income tax provision                                                       -                  -                   -
                                                                     ----------------------------------------------
Net income (loss)                                                    $(1,290)          $   (493)           $    125
                                                                     ==============================================

Net income (loss) per share                                          $ (3.04)          $  (1.16)           $   0.30
                                                                     ==============================================

Weighted average common shares outstanding                               425                423                 423
                                                                     ==============================================

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                                              Retained
                                                                                Additional    Earnings
                                                            Common Stock          Paid-in   (Accumulated
(Dollars in thousands)                                    Shares       Amount     Capital       Deficit)      Total

Balance at September 30, 1994                              423,307       $ 5      $ 844        $  742      $  1,591
   Net income                                                    -        -           -           125           125
                                                          ----------------- ---------------------------------------

Balance at September 30, 1995                              423,307         5        844           867         1,716
   Stock issues                                              1,600        -           4             -             4
   Net income                                                    -        -           -          (493)         (493)
                                                          ----------------- ----------------------------------------

Balance at September 30, 1996                              424,907         5        848           374         1,227
   Net income                                                    -         -          -        (1,290)       (1,290)
                                                        ------------------------------------------------------------

Balance at September 30, 1997                              424,907       $ 5      $ 848        $ (916)     $   (63)
                                                         ===========================================================


The  accompanying  notes are an integral  part of these  consolidated  financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (decrease) in cash

For the years ended September 30,                                         1997              1996            1995
(Dollars in thousands)

Cash flows from operating activities:
   Net income (loss)                                                   $ (1,290)        $   (493)          $   125
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                        167              147               220
       (Gain) loss on the sale of capital equipment                        (118)             (50)             (146)
   Change in assets and liabilities:
         Accounts receivable, net                                           281              378              (350)
         Inventories                                                         44               66              (149)
         Prepaid expenses and other assets                                   (3)              45               (36)
         Accounts payable                                                  (305)              96                83
         Accrued liabilities                                                 83             (130)               65
         Advanced payments from customers                                  (190)             190                 -
                                                                       -------------------------------------------
Cash provided by  (used in) operating activities                         (1,331)             249              (188)
                                                                       --------------------------------------------

Cash flows from investing activities:
     Purchase of short-term investments                                      -              (213)              (11)
     Sale of short-term investments                                         294              208                 -
     Capital expenditures                                                  (168)            (394)              (41)
     Proceeds from the sale of capital equipment                            160               61               155
                                                                       -------------------------------------------
Cash (used in) provided by investing activities                             286             (338)              103
                                                                       -------------------------------------------

Cash flows from financing activities:
   Proceeds from bank borrowings                                            111              185                 -
   Proceeds from notes payable to affiliates                              1,000                -                 -
   Proceeds from sales of common stock to employees                          -                 4                 -
   Repayment of obligations under capital leases                            (32)             (10)                -
                                                                       -------------------------------------------
Cash provided by financing activities                                     1,079              179                 -
                                                                       -------------------------------------------

Increase (decrease) in cash and equivalents                                  34               90               (85)
Cash and equivalents at beginning of period                                 216              126               211
                                                                        ------------------------------------------
Cash and equivalents at end of period                                   $   250          $   216           $   126
                                                                        ==========================================

Supplemental information:

   Interest paid                                                          $  31            $  13             $   1
   Equipment acquired pursuant to capital leases                              -            $ 124                 -




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

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 129 ("SFAS 129"), "Disclosure of Information about Capital Structure." SFAS 129 requires disclosure of certain information related to the Company's capital structure and is not anticipated to have a material impact on the Company's financial position or results of operations.

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

NOTE 2.  Consolidated Balance Sheet Detail

(Dollars in thousands)                              September 30,
                                                    1997             1996
Accounts receivable:
   Trade                                        $    455          $   736
   Less - allowance for doubtful accounts            (50)             (50)
                                                --------------------------
                                                $    405          $   686
                                                =========================
Inventories:
   Raw materials                                $    531          $   719
   Work-in-process                                   452              320
   Finished goods                                     40               28
                                                -------------------------
                                                $  1,023          $ 1,067
                                                =========================

Property plant and equipment:
   Machinery and equipment                      $  3,093          $ 3,121
   Computer equipment and software                 1,047            1,054
   Demonstrator equipment                            306              337
   Furniture, fixtures and other fixed assets        865              807
                                                -------------------------
                                                   5,311            5,319
   Less: accumulated depreciation                 (4,721)          (4,688)
                                                --------------------------
                                                $    590          $   631
                                                =========================

Accrued liabilities:
   Salaries, wages and benefits                 $    297          $   215
   Board of Directors fees and expenses              116               77
   Legal and accounting                               89               14
   Accrued interest - affiliates                      49                -
   Commissions                                        25               83
   Warranty                                           21               53
   Other                                              32              104
                                                -------------------------
                                                $    629          $   546
                                                =========================

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

                                                        September 30,
                                    -----------------------------------------------------
                                         1997                1996                 1995
                                    ------------        -------------        ------------
Net (loss) income:
     As reported                    $ (1,290,000)       $   (493,000)       $    125,000
                                     ===========         ===========         ===========
     Pro forma                      $ (1,311,000)       $   (493,000)       $    125,000
                                     ===========         ===========         ===========

Primary (loss) earnings per share:
     As reported                    $      (3.04)       $      (1.16)       $       0.30
                                     ===========         ===========         ===========
     Pro forma                      $      (3.08)       $      (1.16)       $       0.30
                                     ===========         ===========         ===========

A summary of the status of the Company's stock option plan as of September 30, 1997, 1996, and 1995, and changes during the years ended on those dates is presented below:

                                                               Options Outstanding
                             ---------------------------------------------------------------------------------------
                                  September 30, 1997            September 30, 1996            September 30, 1995
                             -------------------------      -------------------------      -------------------------
                                  Weighted-Average              Weighted-Average               Weighted-Average

                              Shares    Exercise Price       Shares    Exercise Price       Shares    Exercise Price
                             -------    --------------      -------    --------------      -------    --------------
Outstanding at
  beginning of year           95,400      $   3.039          59,500      $   2.375              --      $      --
Granted                       50,000          4.750          37,500          4.030          59,500          2.375
Exercised                         --             --          (1,600)         2.375              --             --
Cancelled                    (13,000)         2.721              --             --              --             --
                             -------      ---------         -------      ---------         -------      ---------
Outstanding at
  end of year                132,400      $   3.727          95,400      $   3.039          59,500      $   2.375
                             =======      =========         =======      =========         =======      =========

Options exercisable
  at year-end                 49,765                         24,299                             --
                             =======                        =======                        =======

Weighted-average
  fair value of
  options granted
  during the year                         $   4.750                      $   4.030                      $   2.375
                                           ========                       ========                       ========


The following table summarizes information about stock options outstanding at September 30, 1997:

                                 Options Outstanding                         Options Exercisable
                  --------------------------------------------------   ------------------------------
                     Number      Weighted-Average                         Number
    Range of      Outstanding       Remaining       Weighted-Average   Exercisable   Weighted-Average
Exercise Prices    at 9/30/97    Contractual Life    Exercise Price     at 9/30/97    Exercise Price
---------------   -----------    ----------------   ----------------   -----------   ----------------
     $2.375           47,900         7.5 Years         $    2.375          29,532        $     2.375
     $3.875           19,500         8.3 Years         $    3.875          11,900        $     3.875
     $4.263           15,000         8.3 Years         $    4.263           5,000        $     4.263
     $4.750           50,000         9.1 Years         $    4.750           3,333        $     4.750
                  ----------                            ---------      ----------         ----------
                     132,400                           $    3.707          49,765        $     3.082
                  ==========                            =========      ==========         ==========


NOTE 4.  Income Taxes

Deferred tax assets (liabilities) are summarized as follows:

(Dollars in thousands)                      1997           1996          1995

Net operating loss carryforwards        $  1,613       $  1,104      $  1,016
Tax credit carryforwards                     124            106           106
Inventory and other valuation reserves       229            221           190
                                        -------------------------------------
    Gross deferred tax asset               1,966          1,431         1,312
                                        -------------------------------------

Gross deferred tax liability                   -               -            -
                                        -------------------------------------
Deferred tax asset valuation allowance    (1,966)        (1,431)       (1,312)
                                        -------------------------------------
     Net deferred tax asset             $      -       $      -      $     -
                                        -------------------------------------

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

   Fiscal year ending September 30,         Capital Leases      Operating Leases
   --------------------------------         --------------      ----------------

     1998                                       $  40               $ 33
     1999                                          28                 24
     2000                                          26                 22
     Thereafter                                    21                 19
                                                 ----                 --
     Total minimum lease payments                 115               $ 98
                                                                     ===
     Less amount representing interest            (18)
                                                 -----
     Present value of minimum lease payments       97
     Less current portion                         (34)
                                                 ----
     Long-term lease obligation                 $  63
                                                 ====

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

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant recent losses from operations and may need to obtain additional financing to meet its business plans for fiscal 1998 and beyond that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Price Waterhouse LLP

PRICE WATERHOUSE LLP
San Jose, California
December 23, 1996, except for the third paragraph of Note 1, the second paragraph of Note 6 and Note 9, which are as of October 23, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    EIP MICROWAVE, INC.

September   , 1998                  By:
                                       ------------------------------------
                                       J. Bradford Bishop
                                       Chairman of the Board
                                       Chief Executive Officer and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ J. Bradford Bishop
--------------------------                                    September 21, 1998
J. Bradford Bishop            Chairman of the Board,
                              Chief Executive Officer and Director
                              (Principal Executive Officer)


/s/ William J. Stanners, Jr.
--------------------------
William J. Stanners, Jr.                                      September 21, 1998
                              Chief Financial Officer, Treasurer and
                              Assistant Secretary (Principal Financial
                              Officer & Principal Accounting Officer)


/s/ John F. Bishop
--------------------------
John F. Bishop                 Director                       September 21, 1998


--------------------------
Robert D. Johnson              Director                       September   , 1998



--------------------------
J. Sidney Webb                 Director                       September   , 1998



/s/ Michael E. Johnson
--------------------------
Michael E. Johnson             Director                       September 21, 1998


/s/ James N. Cutler, Jr.
--------------------------
James N. Cutler, Jr.           Director                       September 21, 1998