Form 10KSB
period 1998-09-30
EIP MICROWAVE INC
filed 1999-01-13
CIK 26782

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549
                                 ____________________

                                     FORM 10-KSB

  (Mark One)
     [ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

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

         6950 SW HAMPTON STREET, SUITE 300
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

The issuer's revenues for the fiscal year ended September 30, 1998, were $3,714,686. The aggregate market value of the voting stock held by non-affiliates of the issuer, computed by reference to the average bid and asked prices as of December 15, 1998, was approximately $978,695. For purposes of this determination only, directors and officers of the issuer have been assumed to be affiliates. There were a total of 7,237,152 shares of the issuer's Common Stock outstanding as of December 15, 1998.

                         DOCUMENTS INCORPORATED BY REFERENCE


(1) Portions of the Company's definitive Proxy Statement relating to the Company's 1999 Annual Meeting of Stockholders are incorporated by reference into Part III.

                    Transitional Small Business Disclosure Format
                      (check one):     Yes  [ ]     No  [X]

WHEN USED HEREIN, THE WORDS "ANTICIPATE," "ESTIMATE," "PROJECT," "EXPECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"), AND ARE INTENDED TO BE COVERED BY THE SAFE HARBORS CREATED THEREBY. ALTHOUGH EIP MICROWAVE, INC. BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED, PROJECTED OR EXPECTED. AMONG THE KEY FACTORS THAT MAY HAVE A DIRECT BEARING ON THE COMPANY'S OPERATING RESULTS ARE THOSE LISTED IN THE SECTION TITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS - CERTAIN FACTORS" IN PART II HEREOF.

                                        PART I

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL/PRODUCTS

   The Company was incorporated under the laws of the State of Delaware in 1987 under the name EIP Microwave, Inc. The predecessor corporation was organized under the laws of California in 1961, and merged with the Company in 1987.

   The Company is engaged in a single industry segment constituting the development, manufacture and sale of high frequency microwave and radio frequency (RF) test and measurement instruments. These instruments include microwave heterodyne-type automatic frequency counters, microwave and RF pulse frequency counters, microwave and RF synthesized signal generators, pulse generators, and downconverters. All of these products are electronic devices that are used in the design, manufacture and maintenance of microwave and RF products and systems throughout the world.

   Stand-alone microwave frequency counters represented 66% of net sales in fiscal 1998 and 53% of net sales in fiscal 1997. The balance of sales in those years was mainly derived from the Company's VXIbus-based products. VXIbus is a hardware and software standard for modular instrumentation. EIP manufactures individual modules in the VXIbus format that provide various functions, including frequency measurement, synthesized signal generation, downconversion and modulation. These modules plug into standardized racks that supply power and computer resources. In fiscal 1998, the Company announced its plans to discontinue sales of the VXIbus-based product lines. See "Management's Discussion and Analysis - Results of Operations."

   During fiscal 1997, the Company introduced a new line of microwave frequency counters suitable for use in laboratory, manufacturing and field service environments. These products are portable and can be operated on
their own internal batteries.   The Company began distributing these products
in fiscal 1998, on a private label basis worldwide through an OEM relationship with Hewlett-Packard Company ("Hewlett Packard").

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

MARKETS/PRINCIPAL CUSTOMERS

   The Company has a variety of customers worldwide for its microwave products, including the military, government agencies, government subcontractors, the telecommunications industry, the aerospace industry, and research and development facilities. The primary customers for the Company's RF products are telecommunication companies. The Company's principal customers, and the percent of its net sales attributable to such customers, are Hewlett-Packard (29% in fiscal 1998) and ManTech Systems Engineering Corporation ("ManTech") (15% in fiscal 1998). Other important customers that provided less than 10% of revenues to the Company in fiscal 1998 were Northrop-Grumman, Lockheed Martin, Kelly Air Force, Hughes Aircraft, and Harris Corporation.

   The Company's sales of microwave products to the United States Government and its contractors comprised approximately 26% of net sales in fiscal 1998 and 43%
of net sales in fiscal 1997.   Foreign sales represented 24% of net sales in
fiscal 1998 and 30% of net sales in fiscal 1997.

METHODS OF DISTRIBUTION

   The Company distributes a line of microwave frequency counters through Hewlett-Packard on a private label OEM basis. The Company's other products are principally sold direct to customers through the use of independent manufacturers' representatives in the United States and in foreign countries. The Company provides service and technical support to its manufacturers' representatives, and directly to its customers.

COMPETITION

   The Company believes there are three to six competitors in the respective markets for its products. Competition in these markets is based upon performance, reliability, product design, availability and price and is characterized by technological change. Reliable data on sales and profits of most of the Company's competitors is not readily available because the competitors are either privately held or are separate divisions of large publicly held companies which do not separately report financial results for such competing divisions.

   The markets in which the Company's frequency counters are sold are well-defined and narrow markets, which have become increasingly competitive both in the United States and abroad. Within these narrow markets, the Company believes it holds a significant competitive position. The Company encounters competition, however, from certain firms that are substantially larger and have greater financial resources than the Company, including Hewlett-Packard which is believed to be the market leader. Other companies selling products in the same markets as the Company include Anritsu, Advantest, Racal and XL Microwave.

   The market for microwave synthesized signal generators is considered to be larger than the microwave frequency counter market, although the Company only sells these products in the VXIbus format. As the market for this type of product is still developing, the Company has not been able to determine its market share. At present, the only other known supplier of VXIbus microwave synthesized signal generators is Giga-tronics. However, Hewlett Packard recently announced it will enter this market in the spring of 1999.

   The Company's VXIbus pulse generator and downconverter are sold primarily as companion products for integrated systems. Competitors for the pulse generator include Wavetek and Tektronix. There is no known current direct competition for the VXIbus downconverter.

RESEARCH, DEVELOPMENT AND ENGINEERING

   Management believes that the Company's future success is dependent, to a significant extent, upon engineering and new product development. Expenditures for research, development and engineering were 34% and 21% of annual net sales in fiscal years 1998 and 1997, respectively. Research, development and engineering expenditures were $1,262,000 and $996,000, for fiscal years 1998 and 1997, respectively. All of the Company's research, development and engineering activities have been Company-funded.

RAW MATERIALS

   The principal raw materials used by the Company in its manufacturing operations include capacitors, resistors, semiconductors, integrated circuits, transformers, printed circuit boards, display devices, and metal and plastic cases, most of which are purchased from outside suppliers. For the majority of raw materials, the Company has access to several suppliers and does not believe that it is dependent upon any one supplier. The Company also believes that adequate alternate sources for its raw materials are, for the most part, readily available. There are, however, many applications that require specialized components currently available, in each instance, only through a single source of supply. The loss of any of these sources, or the inability of any such source to meet the Company's production and quality control requirements, could be detrimental to the Company with respect to the specific products involved.

EMPLOYEES

   The Company had 34 employees at September 30, 1998, including 31 full-time employees. The Company believes that its employee relations are good, but can make no assurances that it will continue to be able to attract and retain qualified employees. The Company also has engaged the services of consultants when appropriate.

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

EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS

   The Company believes it is in compliance with applicable governmental regulations. The Company is not aware of any probable governmental regulation that would have a detrimental or disruptive effect on the Company.

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

ITEM 2.   DESCRIPTION OF PROPERTY

   The Company leases a 9,700 square foot production, warehouse and office facility in San Jose, California. The lease term continues until October 2001. The annual rent for the current fiscal year is $174,636, which includes applicable real property taxes and insurance costs. The Company also uses part of an office facility in Portland, Oregon as its principal executive office. The Company believes that its current facilities are suitable and adequate for its present requirements.

   The Company owns and uses machinery, equipment, and furniture with an original cost of approximately $951,000 at September 30, 1998. The Company also leases and uses equipment with capital lease obligations of $96,000 (principal amount) at September 30, 1998. The Company believes that its personal property is in acceptable condition. The Company's management believes that its facilities, machinery and equipment are adequately insured to cover loss of equipment or occupancy privileges.

   The Company does not have any investments in real estate, real estate mortgages or securities of persons primarily engaged in real estate activities, and has no present policy or limitations with respect to any such future investments.

ITEM 3.   LEGAL PROCEEDINGS

   There are no pending legal proceedings to which the Company is a party or of which any of its property is the subject. The Company is not aware of any such legal proceeding contemplated by a governmental authority.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   During the fourth quarter of fiscal 1998, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                      PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The following table reflects the high and low bid information for the Company's Common Stock for the last two fiscal years, based on quotes provided by Nasdaq. For the period through June 25, 1997, the Common Stock was listed on the Nasdaq SmallCap Market under the symbol EIPM.

For the period since June 25, 1997, the Common Stock has been quoted on the NASD Bulletin Board under the symbol EIPM. These quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.


     Fiscal Year 1997         BID                 Fiscal Year 1998              BID
                         HIGH      LOW                                     HIGH      LOW
     First Quarter       5         1              First Quarter            2 3/4     3/4
     Second Quarter      2         1              Second Quarter           15/16     3/8
     Third Quarter       6         1 1/4          Third Quarter            2 5/8     3/8
     Fourth Quarter      3 5/8     1 1/4          Fourth Quarter           1 5/8     3/4

     As of December 15, 1998, there were approximately 155 holders of record of the Company's Common Stock.

    No dividends were paid during the past two fiscal years. Under the terms of agreements with the Company's senior and subordinated lenders, the Company may not pay or declare dividends without the lenders' prior written consent.

   On July 20, 1998, the Company obtained a revolving loan for up to $500,000 from James A. Cutler, Jr., a director and shareholder of the Company (the "Cutler Revolving Loan"). See "Management's Discussion and Analysis-Liquidity and Capital Resources." As consideration for the Cutler Revolving Loan, the Company issued the lender warrants to purchase 100,000 shares of the Company's Common Stock at an exercise price of $0.52 per share. The warrants expire on July 1, 2000. The warrants were issued in reliance on the exemption from registration in Section 4(2) of the Securities Act.

   On July 20, 1998, the Company issued a $200,000 subordinated convertible note to Cascade Microwave Investments LLC (the "Cascade Note"). See "Management's Discussion and Analysis-Liquidity and Capital Resources." At the option of either the Company or the holder, exercisable after October 1, 1998, the Cascade
Note is convertible into 200,000 shares of the Company's Common Stock. The Cascade Note was issued in reliance on the exemption from registration in
Section 4(2) of the Securities Act.

     On April 8, 1998, the Company issued 725,000 shares of Common Stock to its directors in connection with the exercise of stock purchase rights (the "Stock Purchase Rights") granted to the directors in March 1998 pursuant to the Company's 1998 Stock Plan. Of such shares, 200,000 were purchased for $0.50 per share and 525,000 shares were purchased for $0.01 per share, with part of the difference between the purchase price and the assigned fair market value of $0.50 per share accounted for as Board of Directors fees expensed and the balance accounted for as prepaid Board of Directors fees. See Note 1 of "Notes to Consolidated Financial Statements." The shares issued upon exercise of the Stock Purchase Rights were issued in reliance on the exemption from registration in Section 4(2) of the Securities Act.

   ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS

   THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THE ACCOMPANYING NOTES INCLUDED HEREIN, AND IS QUALIFIED ENTIRELY BY THE FOREGOING AND BY OTHER MORE DETAILED FINANCIAL INFORMATION APPEARING ELSEWHERE HEREIN.

RECENT DEVELOPMENTS

   On December 18, 1998, the Company entered into a definitive agreement to acquire all of the outstanding shares of Axiom Electronics, Inc. ("Axiom") for $2.6 million in cash, $4.9 million (plus the amount of Axiom's net earnings from August 1, 1998 through the closing date) in promissory notes and warrants to acquire 500,000 shares of the Company's Common Stock. The acquisition is expected to close in late January 1999, subject to the satisfaction of various closing conditions, including the Company's ability to secure acquisition financing. Axiom is a privately held manufacturing and process development company that provides services for OEM's that require high performance digital and radio frequency assembly, testing and integration. For its fiscal year ended May 31, 1998, Axiom had sales of approximately $14.6 million, EBIDTA of approximately $1.6 million and net earnings of approximately $700,000. The Company believes that Axiom's management team and technology expertise will significantly enhance the Company's ability to grow and expand into new markets. There can be no assurance, however, that the acquisition of Axiom will be consummated or that the acquisition, if consummated, will enhance the Company's financial and strategic position. See " - Certain Factors - Risks Inherent in Potential Acquisitions." In addition, Axiom's results of operations following an acquisition by the Company could differ materially from Axiom's historical results.

RESULTS OF OPERATIONS

  Net sales for fiscal 1998 were $3,715,000, a 22% decrease from fiscal 1997 sales of $4,739,000. The decrease in net sales in fiscal 1998, compared to the prior fiscal year, was primarily attributable to a soft market for the Company's products both in domestic and international markets, lower sales of frequency counter products in international markets, and a decline in sales of VXIbus-based products. During fiscal 1998, the Company announced it would discontinue the sale of its VXIbus-based product line. The Company believes this announcement combined with the economic downturn in Asian markets and the strong dollar contributed to the lower sales volume in fiscal 1998.

  The Company's gross profit margin decreased from 38% in fiscal 1997 to negative 3% in fiscal 1998. The decrease in the fiscal 1998 gross profit margin, compared to the prior fiscal year, was primarily attributable to lower sales levels without corresponding reductions in fixed manufacturing overhead and inefficiencies associated with the introduction of new products. In addition, the decrease in gross profit margin was affected by a writedown of inventory by $1,094,000 to reserve for the potential obsolescence related to the discontinuance of selected products.

   Inflation did not have a material effect on revenues or gross profit during fiscal years 1998 or 1997.

   Incoming orders for fiscal 1998 were $5,584,000, a 26% increase from $4,428,000 for fiscal 1997. Backlog at September 30, 1998, was approximately $2,310,000, a 423% increase from $441,000 at September 30, 1997. The increase in orders and backlog in fiscal 1998, compared to the prior fiscal year, resulted primarily from one $1,429,000 order from ManTech for RF downconverters and RF synthesized signal generators and orders received for certain VXIbus-based products which will be discontinued.

   Research, development and engineering expenditures increased 27% to $1,262,000 in fiscal 1998, from $996,000 in fiscal 1997. The increase in fiscal 1998 was primarily attributable to increased new product development expenditures, including development support for products sold to ManTech and costs associated with the ongoing development of a new portable field services product.

   Selling, general and administrative expenses increased 26% in fiscal 1998 to $2,536,000, compared to $2,005,000 in fiscal 1997. The increase in selling, general and administrative expenses was primarily due to a non-recurring charge of $350,000 plus related expenses associated with the retirement of the Company's former Chairman, higher professional fees and expenses related to the Company's rights offering to its stockholders ("Rights Offering") completed in March 1998 and other equity and credit arrangements completed in the fourth quarter of fiscal 1998. In addition, the Company recorded a non-recurring charge of $99,000 in the fourth quarter of fiscal year 1998 to account for expenses related to moving its facility from Milpitas, California to a smaller and less costly facility in San Jose, California. The move was completed in November 1998.

   Interest and other expense was $271,000 in fiscal 1998, compared to $73,000 in fiscal 1997. The increase in expense in fiscal 1998 was primarily due to a higher level of outstanding debt and associated interest expense ($274,000 in interest expense during fiscal 1998 compared to $80,000 during fiscal 1997), and lower cash balances and associated interest and dividend income ($3,000 during fiscal 1998 compared to $6,000 during fiscal 1997).

   The Company recorded a net loss of $4,181,000 in fiscal 1998, compared to a net loss of $1,290,000 in fiscal 1997. The increase in net loss for fiscal 1998, compared to the prior fiscal year, was primarily due to lower sales levels without a corresponding reduction in fixed manufacturing overhead, higher research, development and engineering expenses associated with the introduction and development of new products, and higher selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

   At September 30, 1998, the Company's cash, cash equivalents and short-term investment balance was $72,000, as compared to $280,000, at September 30, 1997. The Company's accounts payable balance was $918,000 at September 30, 1998, compared to $401,000 at September 30, 1997. At September 30, 1998, the Company had no material commitments for capital expenditures other than those required to update the Company's systems to make them Year 2000 compliant. The Company estimates it will spend approximately $100,000 in fiscal 1999 to accomplish this.

   Working capital was negative $551,000 at September 30, 1998. The Company's current ratio was 0.74:1 at September 30, 1998.

   At September 30, 1998, the Company had outstanding borrowings in the aggregate principal amount of $134,000 under its bank revolving loan (the "Bank Revolving Loan"). The Bank Revolving Loan provides for borrowings up to 85% of eligible accounts receivable, not to exceed $1,000,000. Interest under the Bank Revolving Loan is charged at the prime rate as published by The Wall Street Journal plus 3.5% per annum (12.0% as of September 30, 1998) and is payable monthly. The Bank Revolving Loan will expire in August 2001. The Bank Revolving Loan's restrictive covenants preclude or limit the Company's ability to take certain actions, such as paying dividends, making loans, making acquisitions or incurring indebtedness, without the lender's prior written consent. The Bank Revolving Loan is secured by substantially all of the Company's assets.

   At September 30, 1998, the Company had outstanding borrowings in the aggregate principal amount of $500,000 under its bank term loan (the "Bank Term Loan"). Interest under the Bank Term Loan is charged at the prime rate as published by The Wall Street Journal plus 3.5% per annum (12.0% as of September 30, 1998) and is payable monthly. The principal amount of the Bank Term Loan is payable in monthly installments of approximately $8,000 through August 2001 and contains the same restrictive covenants as the Bank Revolving Loan. The Bank Term Loan is secured by substantially all of the Company's assets.

   The loan and security agreement governing both the Bank Revolving Loan and the Bank Term Loan contains a minimum annual interest charge requirement of $90,000 per year. If average borrowings under the Bank Revolving Loan and the Bank Term Loan do not result in annual interest charges totaling at least $90,000, the Company will be required to pay the difference between actual interest paid and the minimum interest charge to the lender.

   At September 30, 1998, the Company had no outstanding borrowings under the Cutler Revolving Loan which provides for borrowings of up to $500,000. Interest under the Cutler Revolving Loan is charged at the prime rate as published in The Wall Street Journal plus 2% per annum (10.5% as of September 30, 1998) and is
payable monthly.   As additional consideration for the Cutler Revolving Loan, the Company issued the lender warrants to purchase 100,000 shares of the Company's Common Stock at an exercise price of $0.52 per share. The warrants expire on July 1, 2000. The Cutler Revolving Loan will expire on July 1, 1999 and contains various restrictive covenants that preclude or limit the Company's ability to take certain actions, such as paying dividends or incurring indebtedness, without the lender's prior written consent. The Cutler Revolving Loan is secured by substantially all of the Company's assets. The Cutler Revolving Loan is subordinated to the Bank Revolving Loan, the Bank Term Loan and will be subordinated to any future extension of credit by a financial institution or any seller financing in connection with a strategic acquisition by the Company.

   At September 30, 1998, the Company had outstanding borrowings in the aggregate principal amount of $200,000 under the Cascade Note. All principal and interest is due June 30, 2000. Interest is charged at 8% per annum. The Cascade Note is subordinated to the Bank Revolving Loan and the Bank Term Loan and will be subordinated to any future extension of credit by a financial institution or any seller financing in connection with a strategic acquisition by the Company. After October 1, 1998, either the Company or the note holder can convert the Cascade Note into 200,000 shares of the Company's Common Stock.

   At September 30, 1998, the Company was is in compliance with the financial and other covenants under the agreements governing the Bank Revolving Loan, the Bank Term Loan, the Cutler Revolving Loan and the Cascade Note.

   To date, the Company has not achieved business volume sufficient to restore profitability and a positive cash flow. The Company operated at a net loss of $4,181,000 in fiscal 1998 and since September 30, 1998 has continued to experience operating losses. See "--Certain Factors--Recurring Material Losses and Accumulated Deficit." The Company's available cash and credit facilities are not sufficient to fund its operations and successfully implement its business plan, part of which consists of pursuing potential strategic acquisitions of companies, products and technologies such as Axiom. As a result, the Company's ability to continue as a going concern is dependent upon future events, including its ability to obtain additional debt or equity financing or obtain relief from creditors. There can be no assurance that additional debt or equity financing or accommodations from creditors, if required, will be available to the Company on commercially reasonable terms, or at all. Even if the Company is able to obtain additional debt or equity financing, there can be no assurance as to the terms thereof. If the Company is unable to obtain additional debt or equity financing, the Company and its business will likely be materially adversely affected.

   If the Company is unable to obtain such capital on a timely basis, the Company will be required to consider, among other actions, a substantial reduction in its research and development expenses which will impact the introduction of new products, a substantial reduction in other operating expenses and the sale of one or more product lines of the Company. Such actions to significantly curtail its planned operations could have a materially adverse affect on the Company's business, financial condition and results of operations.

   In addition, the actual cash resources required to successfully implement the Company's business plan in fiscal year 1999 will depend upon numerous factors, including but not limited to those described below in the following sections under "--Certain Factors": "Recurring Material Losses and Accumulated Deficit," "Repayment of Existing Debt," "Dependence on OEM Relationship," "Dependence on

Government Contractors," "Uncertainty of Product Development and Introduction" and "Risks Inherent in Potential Acquisitions."

Year 2000 (Y2K) ISSUES

   The Company is aware of and is addressing the issues associated with the programming code in existing computer systems as the year 2000 approaches. The Year 2000 problem is pervasive and complex, as many computer systems, manufacturing equipment and industrial control systems will be affected in some way by the rollover of the two-digit year value to 00. Systems that do not properly recognize such data could generate erroneous information or cause a system to fail. The Year 2000 issue creates risk for the Company from unforeseen problems in its own systems and from third parties with which the Company deals.

   The Company is in the process of analyzing the Company's internal systems as well as certain external systems (such as vendor, customer, banking systems, etc.) upon which the Company is dependent, to identify and evaluate potential Year 2000 issues. Although the Company will attempt to achieve Year 2000 compliance, there can be no assurances that its internal systems will be fully or even significantly Year 2000 compliant by the year 2000. Nor can there be any assurances that the third party external systems upon which the Company is dependent will be fully or significantly Year 2000 compliant on time. Failures of the Company's and/or third parties' computer systems, manufacturing equipment or industrial control systems could have a material adverse effect on the Company's ability to conduct its business and on the Company's results of operations and financial condition.

To date, the Company has incurred costs of approximately $106,000 in fiscal 1998 and approximately $40,000 in fiscal 1999 to address Year 2000 issues, and believes that it will incur additional costs of approximately $100,000 in fiscal 1999. These costs are principally comprised of hardware, software, installation and related training costs for a new business management and accounting system. These are systems that would not otherwise have been replaced or upgraded at this time. There can be no assurance that actual costs the Company will incur to address Year 2000 issues will not be materially higher than currently anticipated.

CERTAIN FACTORS

     IN ADDITION TO THE FACTORS DISCUSSED ELSEWHERE IN THIS FORM 10-KSB, THE FOLLOWING ARE IMPORTANT FACTORS WHICH COULD CAUSE ACTUAL RESULTS OR EVENTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY FORWARD-LOOKING STATEMENT MADE BY OR ON BEHALF OF THE COMPANY.

   RECURRING MATERIAL LOSSES AND ACCUMULATED DEFICIT. The Company operated at a loss of $1,290,000 in the fiscal year ended September 30, 1997 and $4,181,000 in the fiscal year ended September 30, 1998. Net cash used in operations and investing activities by the Company was $1,045,000 in fiscal 1997 and $2,668,000 in fiscal 1998. At September 30, 1998, the Company's accumulated deficit was $5,097,000 and stockholders' deficiency was $840,000. At September 30, 1998 the Company's ratio of interest-bearing indebtedness to total interest-bearing indebtedness and stockholder's equity was 1,033:1. There can be, and is, no assurance that profitable operations and positive cash flow can be achieved or maintained or that any funds obtained from equity issuances or debt facilities will be sufficient to carry the Company to a time when profitable operations and positive cash flow would sustain the Company. Continued losses would negatively impact the Company's working capital and the extension of credit by any existing or future lenders. See "--Liquidity and Capital Resources."

     The report of BDO Seidman, LLP on the Company's financial statements for the year ended September 30, 1998, issued on December 18, 1998 and the report of Meredith, Cardozo, Lanz & Chiu

LLP (now known as BDO Seidman, LLP) on the financial statements for the year ended September 30, 1997, and issued as of November 20, 1997, include an explanatory paragraph to express substantial doubt regarding the Company's ability to continue as a going concern. There can be no assurance that the Company will not continue to incur significant operating losses or that required additional financing will be available to enable the Company to fund its operations and implement its business plan in fiscal 1999 or thereafter.

   REPAYMENT OF EXISTING DEBT. At December 15, 1998, the Company had outstanding borrowings in the aggregate principal amount of $50,000 under its Bank Revolving Loan and $467,000 under its Bank Term Loan, each of which expires in August 2001. The principal amount of the Bank Term Loan is payable in monthly installments. See "--Liquidity and Capital Resources."

   At December 15, 1998, the Company had outstanding borrowings in the aggregate principal amount of $500,000 under its Cutler Revolving Loan, which expires July 1, 1999. All such borrowings are payable in full upon expiration. There can be no assurance that the Company will be able to extend, repay or refinance its indebtedness under the Cutler Term Loan. The Company is continuing to pursue discussions with other lenders concerning a replacement and additional working capital facilities; however, there can be no assurance that the Company will be able to obtain satisfactory working capital facilities. Even if the Company is able to obtain working capital facilities from another lender, there can be no assurance as to the terms of such facility; and the terms of such facility could be even less attractive to the Company than the terms of the existing loans. If the Company is unable to obtain satisfactory working capital facilities, the Company and its business could be materially adversely affected. Further, the Company's existing credit facilities and loans are subject to various covenants relating to the Company's performance and financial condition. If the Company does not maintain compliance with such covenants, the lenders have the right to declare all outstanding amounts immediately due and payable. There can be no assurance that the Company will be able to maintain compliance with the covenants under the Bank Revolving Loan, the Bank Term Loan or the Cutler Revolving Loan.

   DEPENDENCE ON OEM RELATIONSHIP. The Company began distributing a new line of microwave frequency counters in fiscal 1998, on a private label basis worldwide through an OEM relationship with Hewlett-Packard. The Company expects that this OEM relationship will account for more than 30% of its revenues in fiscal 1999. However, Hewlett-Packard is not obligated to purchase a minimum quantity of products, and the failure of Hewlett-Packard to purchase the product quantity expected by the Company would have a material, negative impact upon the Company's business and prospects of profits. There can be no assurance that the Company will be able to maintain a successful relationship with Hewlett-Packard and generate revenues or profits from the relationship.

   DEPENDENCE ON GOVERNMENT CONTRACTORS. Approximately 26% and 43% of the Company's revenues in fiscal 1998 and fiscal 1997 have been derived from the sale of products to government contractors. In fiscal 1998, the Company received a five-year indefinite quantity, fixed-price supply subcontract from ManTech, a government contractor, for the supply of RF synthesized signal generators and RF down converters, with total sales value to the Company that could range from approximately $3.5 to $20 million. Revenues under this subcontract in fiscal 1998 were approximately $568,000. Further production purchase order releases under the subcontract are subject to satisfactory completion of field testing of the U.S. Marine Corps' Third Echelon Test Set ("TETS") systems and the Company's components. The Company has and will incur substantial expenses in satisfying its obligations under this subcontract. However, despite the incurrence of such expenses, this and other subcontracts with government contractors are subject to cancellation provisions in favor of the government contractor. The subcontract with ManTech is subject to termination by ManTech in the event the government terminates its contract with ManTech. Further, this subcontract can be terminated if the Company's components do not satisfy field testing requirements or the Company otherwise defaults under the subcontract. There can be no assurance that such subcontracts will not be canceled. Further, there can be no assurance that the Company will receive additional subcontracts from government contractors.

   DEPENDENCE ON KEY SUPPLIERS. A number of the Company's products require specialized components currently available only through single sources of supply. The loss of any of these sources, or the inability of any such source to meet the Company's production and quality control requirements or Y2K compliance, could be detrimental to the Company with respect to the specific products involved. If any of the Company's single source suppliers is not able to deliver these specialized components, the Company would be required to implement alternative supply strategies (such as changing to one or more other suppliers, which could require product design or specification changes and would likely cause delays in shipment of the Company's products) or discontinue sales of the affected products.

   UNCERTAINTY OF PRODUCT DEVELOPMENT AND INTRODUCTION. The Company's success depends to a large degree on its ability to develop and introduce in a timely manner new or updated products which are affordable, functional in purpose, distinctive in quality and design and tailored to the purchasing patterns of the Company's customers and potential customers. Misjudgments as to customer interest in new or updated products could lead to excess inventories and markdowns and could have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that new products under development will be successfully developed and introduced. Further, due to the uncertainty associated with any product development and introduction (such as delays in development and lack of market acceptance of a new product), there can be no assurances that the Company's development and introduction efforts will be successful. If products under development are not successfully introduced, the Company's business, financial condition and results of operations would be materially adversely affected.

   COMPETITION. The markets in which the Company's products are sold have become increasingly competitive. Most of the Company's principal competitors have substantially greater financial resources than the Company. The Company's results of operations can be significantly affected by pricing pressures arising from customer demand and pricing strategies by the Company's competitors, and the timing and market acceptance of new product introductions by competitors of the Company. There can be no assurance that pricing pressures will not have a material adverse effect on the Company, or that the Company's competitors will not succeed in developing products that would render the Company's technology and products obsolete and noncompetitive.

     RISKS INHERENT IN POTENTIAL ACQUISITIONS. As part of its business strategy, the Company may make acquisitions of, or significant investments in, other companies, products or technologies. Any such future acquisitions, including the pending acquisition of Axiom, if consummated, would be accompanied by the risks commonly encountered in acquisitions of companies, products or technologies. See "--Recent Developments." Such risks include, among other things, the difficulty of assimilating the operations and personnel of the acquired companies, products or technologies, the potential disruption of the Company's ongoing business, the inability of management to maximize the financial and strategic position of the Company through the successful incorporation of acquired companies, products or technologies into the Company's products, additional expense associated with amortization of acquired intangible assets, the maintenance of uniform standards, controls, procedures and policies and the impairment of relationships with employees and customers as a result of any integration of new management personnel. There can be no assurance that the Company would be successful in overcoming these risks or any other problems encountered in connection with the acquisition of Axiom or any other companies, products or technologies.

     NET OPERATING LOSS CARRYFORWARDS. At September 30, 1998, the Company fully provided against its deferred tax assets. The Company believes sufficient uncertainty exists regarding the realizability of the deferred tax assets such that a full valuation allowance is required. At September 30, 1998, the Company had approximately $8,200,000 of federal net operating loss carryforwards for tax reporting purposes available to offset future taxable income. Such carryforwards will expire by 2013 if not offset by taxable income. In addition, the Tax Reform Act of 1986 imposes limitations on the use of net operating loss carryforwards under certain circumstances. Events which may limit or impair the Company's net operating loss carryforwards include, without limitation, certain stock ownership changes. Such stock ownership changes may result if the Company raises additional capital through an equity financing.

   Due to the foregoing and other factors, past results are not a reliable predictor of future results. In addition, the securities of many technology and developmental companies, such as the Company, have historically been subject to extensive price and volume fluctuations that may adversely affect the market price of their common stock.

ITEM 7.   FINANCIAL STATEMENTS

     Reference is made to the Consolidated Financial Statements, together with the notes thereto and the reports thereon of BDO Seidman, LLP and Meredith, Cardozo, Lanz & Chiu LLP appearing on the pages of this report set forth below:

                                                                           PAGE
     Consolidated Balance Sheet as of September 30, 1998                    15
     Consolidated Statements of Operations for the Years Ended
        September 30, 1998 and 1997                                         16
     Consolidated Statements of Stockholders' Equity (Deficiency)
        for the Years Ended September 30, 1998 and 1997                     16
     Consolidated Statements of Cash Flows for the Years Ended
        September 30, 1998 and 1997                                         17
     Notes to Consolidated Financial Statements                             18
     Report of Independent Certified Public Accountants                     28
     Report of Independent Auditors                                         29

CONSOLIDATED BALANCE SHEET

(In thousands except share amounts)
                                                                   September 30,
                                                                        1998
ASSETS

Current assets:
  Cash and cash equivalents                                          $    67
  Short-term investments                                                   5
                                                                     -------
                                                                          72

  Accounts receivable, net                                               663
  Inventories, net                                                       704
  Prepaid expenses                                                       131
                                                                     -------
    Total current assets                                               1,570

Property and equipment, net                                              459
Other non-current assets                                                  58
                                                                     -------
      Total assets                                                   $ 2,087
                                                                     -------
                                                                     -------

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Current portion of long term debt                                  $    96
  Accounts payable                                                       918
  Accrued liabilities                                                  1,079
  Current portion of obligations under capital leases                     28
                                                                     -------
    Total current liabilities                                          2,121
                                                                     -------

Subordinated notes payable                                               200
Long term bank borrowings                                                538
Long term obligations under capital leases                                68
                                                                     -------
    Total liabilities                                                  2,927
                                                                     -------

Commitments and contingencies (Note 5)

Stockholders' deficiency:
  Common stock, $.01 par value;
    authorized-10,000,000 shares;
    7,234,152 shares issued and outstanding                               72
  Additional paid-in capital                                           4,185
  Accumulated deficit                                                 (5,097)
                                                                     -------
    Total stockholders' deficiency                                      (840)
                                                                     -------
       Total liabilities and stockholders' deficiency                $ 2,087
                                                                     -------
                                                                     -------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS AND
STOCKHOLDERS' EQUITY (DEFICIENCY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share amounts)


For the years ended September 30,                       1998           1997
Net sales                                           $  3,715       $  4,739
                                                    --------       --------
Cost and expenses:
  Cost of sales                                        3,827          2,955
  Research, development and engineering                1,262            996
  Selling, general and administrative                  2,536          2,005
  Interest and other, net                                271             73
                                                    --------       --------
  Total costs and expenses                             7,896          6,029
                                                    --------       --------

Net loss                                            $ (4,181)      $ (1,290)
                                                    --------       --------
                                                    --------       --------

Net loss per share-basic and diluted                $  (1.04)      $  (3.04)
                                                    --------       --------
                                                    --------       --------

Weighted average common shares outstanding             4,006            425
                                                    --------       --------
                                                    --------       --------



CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

(In thousands except share amounts)

                                                                                            Retained
                                                                               Additional   Earnings
                                                        Common Stock           Paid-in    (Accumulated
                                                     Shares          Amount     Capital     Deficit)      Total
                                                   --------------------------------------------------------------

Balance at September 30, 1996                        424,907       $   5       $  848      $  374     $  1,227
  Net loss                                                 -           -            -      (1,290)      (1,290)
                                                   ---------       ------      -------     ------     --------
Balance at September 30, 1997                        424,907           5          848        (916)         (63)
  Issue of common stock for stock
    purchase rights exercised                        725,000           7          355           -          362
  Issue of common stock for rights offering        5,802,245          58        2,843           -        2,901
  Issue of common stock for retirement of debt       282,000           2          139           -          141
  Net loss                                                 -           -            -      (4,181)      (4,181)
                                                   ---------       ------      -------     ------     --------
Balance at September 30, 1998                      7,234,152         $72       $4,185     $(5,097)       $(840)
                                                   ---------       ------      -------     ------     --------
                                                   ---------       ------      -------     ------     --------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS


For the years ended September 30,                       1998           1997
(In thousands)
Cash flows from operating activities:
  Net loss                                          $ (4,181)      $ (1,290)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                       214            167
     Inventory reserve                                 1,094              -
     Loss (gain) on the sale of capital equipment          6           (118)
     Issuance of stock for services                      147              -
     Issuance of stock for retirement of debt            141              -
Change in assets and liabilities:
       Accounts receivable                              (258)           281
       Inventories                                      (775)            44
       Prepaid expenses and other assets                 (33)            (3)
       Accounts payable                                  517           (305)
       Accrued liabilities                               467             83
       Advance payments from customers                     -           (190)
                                                      ------         ------
Net cash used in operating activities                 (2,661)        (1,331)
                                                      ------         ------
                                                      ------         ------

Cash flows from investing activities:
   Sale of short-term investments                         25            294
   Capital expenditures                                  (68)          (168)
   Proceeds from the sale of capital equipment            36            160
                                                      ------         ------
Net cash (used in) provided by investing activities       (7)           286
                                                      ------         ------

Cash flows from financing activities:
  Proceeds from bank borrowings                        1,162            111
  Repayment of bank borrowings                          (836)             -
  Proceeds from notes payable to affiliates            1,350          1,000
  Proceeds from sales of common stock                    842              -
  Repayment of obligations under capital leases          (33)           (32)
                                                      ------         ------
Net cash provided by financing activities              2,485          1,079
                                                      ------         ------

(Decrease) increase in cash and equivalents             (183)            34
Cash and equivalents at beginning of year                250            216
                                                      ------         ------
Cash and equivalents at end of year                   $   67         $  250
                                                      ------         ------
                                                      ------         ------

Supplemental information:
  Interest paid                                       $  251         $   31
                                                      ------         ------
                                                      ------         ------
  Equipment acquired pursuant to capital leases       $   32              -
                                                      ------         ------
                                                      ------         ------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

   EIP Microwave, Inc. (the "Company") is engaged in a single industry segment constituting the development, manufacture, and sale of high frequency microwave and radio frequency (RF) test and measurement instruments. The Company's stand-alone microwave frequency counters represented 66% of net sales in fiscal 1998 and 53% of net sales in fiscal 1997. Substantially all of the Company's activities are conducted in the United States. The Company has no foreign manufacturing operations or material amounts of foreign assets. Foreign sales, principally to customers in Western Europe and Pacific Rim countries, as a percent of net sales were approximately 24% in 1998 and 30% in 1997. Profit margins are similar on foreign and domestic sales. Direct sales to the United States government and its contractors as a percent of net sales were approximately 26% in fiscal 1998 and 43% in fiscal 1997. During fiscal 1998, two customers accounted for 29% and 15% of net sales, respectively. During fiscal 1997, one customer accounted for 21% of net sales.

LIQUIDITY

   As shown in the accompanying consolidated financial statements, the Company incurred a loss from operations for the year ended September 30, 1998 of $4,181,000 and at September 30, 1998 had negative working capital of $551,000 and a stockholders' deficiency of $840,000. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. To date, the Company has not achieved business volume sufficient to restore profitability and a positive cash flow. The Company's available cash and credit facilities are not sufficient to fund its operations and successfully implement its business plan. As a result, the Company's ability to fund its operations and implement its business plan is dependent, among other things, upon the Company's ability to obtain additional debt or equity financing or obtain relief from creditors. There can be no assurance that additional financing or accommodations from creditors, if required, will be available to the Company on commercially reasonable terms, or at all. Even if the Company is able to obtain additional debt or equity financing, there can be no assurance as to the terms thereof. If the Company is unable to obtain additional debt or equity financing, the Company and its business would likely be materially adversely affected.

   If the Company is unable to obtain such capital on a timely basis, the Company will be required to consider, among other actions, a substantial reduction in its research and development expenses which will impact the introduction of new products, a substantial reduction in other operating expenses and the sale of one or more product lines of the Company. Such actions to significantly curtail its planned operations could have a materially adverse effect on the Company's business, financial condition and results of operations.

PRINCIPLES OF CONSOLIDATION

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions and accounts have been eliminated.

CASH EQUIVALENTS

   The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

SHORT-TERM INVESTMENTS

   Short-term investments, consisting of publicly traded preferred stocks and government bonds, are stated at fair value. The Company has adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 requires companies to classify investments in debt and equity securities with readily determinable fair values as "held-to-maturity," "available for sale" or "trading" and establishes accounting and reporting requirements for each classification. The Company classifies all securities held as available for sale. Securities classified as available for sale are reported at their fair market value with unrealized gains and losses reported as a separate component of stockholders' equity. Such unrealized gains and losses were not material as of September 30, 1998 or 1997. The Company's government bonds have a maturity of one year or less. Publicly traded preferred stocks are considered highly liquid and are classified as short-term investments.

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

   The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company requires either letters of credit or purchases export insurance from the Export Import Bank of the United States for all its international sales. The Company maintains an allowance for uncollectible accounts receivable based upon the expected collectibility of all accounts receivable balances. At September 30, 1998, the accounts receivable balances from three customers represented 48%, 12%, and 10% of net trade receivables.

INVENTORIES

   Inventories are stated at the lower of standard cost, which approximates actual cost (determined on a first-in, first-out basis), or market. The Company recorded a write-down of inventory totaling $1,094,000 during fiscal 1998 to reserve for the potential obsolescence related to the discontinuance of certain products. While management believes the amount of the inventory reserve is appropriate under current circumstances, there can be no assurance that the amount of the reserves will be sufficient to account for the discontinuance of such products.

PREPAID EXPENSES

   In March 1998, the Company granted Stock Purchase Rights, exercisable for an aggregate of 725,000 shares of the Company's common stock, to its directors pursuant to the Company's 1998 Stock Plan. The directors exercised the Stock Purchase Rights in full and, in connection therewith, the Company issued 725,000 shares of common stock to the directors in April 1998. The Company received $100,000 for the issuance of 200,000 of these shares. The other 525,000 shares were purchased for the par value of $0.01 per share and assigned a fair market value of $0.50 per share. Of the difference between the aggregate purchase price and the aggregate assigned fair market value of the 525,000 shares, $147,000 was expensed as Board of Directors fees and $110,000 was accounted for as prepaid Board of Directors fees to be amortized over thirty-six months, beginning in March 1998. Of the 525,000 shares of common stock purchased for $0.01, 225,000 shares are subject to restrictions and repurchase options in favor of the Company. One-third of the shares issued pursuant to the exercise of the respective Stock Purchase Rights covering such 225,000 shares fully vest and will be released from the Company's repurchase option one day before the annual stockholders' meeting in each of 1999, 2000 and 2001.

PROPERTY AND EQUIPMENT

   Purchased property and equipment are stated at cost and are depreciated using the straight-line method over lives ranging from three to five years. Self-constructed demonstrator products are stated at their standard manufacturing cost. In fiscal 1998, the Company retired all fully depreciated and obsolete assets to accommodate the relocation of the Company to a smaller manufacturing facility. See Notes 2 and 5.

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

BASIC AND DILUTED LOSS PER SHARE

     The Company adopted Statements of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share," during the year ended September 30, 1998 with no impact on previously reported amounts. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during the period.

   As a result of the losses incurred in fiscal 1998 and 1997, the common equivalent shares were antidilutive and, accordingly, were excluded from the computation of loss per share for those years.

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

SFAS 129 requires disclosure of certain information related to the Company's capital structure and did not have a material impact on the Company's financial statements.

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss on available-for-sale securities. The disclosure prescribed by SFAS 130, implemented beginning with the first quarter of 1998, did not have a material impact on the Company's financial statements.

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The disclosures prescribed by SFAS 131, effective in 1998, did not have a material impact on the Company's financial statements as the Company operates as one business segment.

   In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 ("SFAS 132"), "Employer's Disclosures about Pensions and Other Postretirement Benefits," which standardizes the disclosure requirements for pension and other postretirement benefits. The adoption of SFAS No. 132 is not expected to have a material impact on the Company's financial statements.

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the adoption of SFAS No. 133 is not expected to have a material impact on the Company's financial statements.

NOTE 2.  CONSOLIDATED BALANCE SHEET DETAIL


(in thousands)                                                     September 30,
                                                                        1998
Accounts receivable:
  Trade                                                             $     713
  Less - allowance for doubtful accounts                                  (50)
                                                                    ---------
                                                                    $     663
                                                                    ---------
                                                                    ---------
Inventories:
  Raw materials                                                     $     268
  Work-in-process                                                         433
  Finished goods                                                            3
                                                                    ---------
                                                                    $     704
                                                                    ---------
                                                                    ---------
Prepaid expenses
  Current portion, prepaid Board of Directors fees                  $      37
  Other prepaid expenses                                                   94
                                                                    ---------
                                                                    $     131
                                                                    ---------
                                                                    ---------
Other non-current assets
  Prepaid Board of Directors fees                                   $      52
  Deposits                                                                  6
                                                                    ---------
                                                                    $      58
                                                                    ---------
                                                                    ---------
Property plant and equipment:
  Machinery and equipment                                           $     199
  Computer equipment and software                                          34
  Demonstrator equipment                                                  283
  Equipment under capital lease                                            32
  Furniture, fixtures and other fixed assets                              402
                                                                    ---------
                                                                          950
  Less: accumulated depreciation                                         (491)
                                                                    ---------
                                                                    $     459
                                                                    ---------
                                                                    ---------
Accrued liabilities:
  Salaries, wages and benefits                                      $     675
  Board of Directors fees and expenses                                     61
  Legal and accounting                                                    156
  Commissions                                                              36
  Warranty                                                                 25
  Other                                                                   126
                                                                    ---------
                                                                    $   1,079
                                                                    ---------
                                                                    ---------

NOTE 3.  EMPLOYEE BENEFIT PLANS

RETIREMENT PLAN

   The Company has a Retirement/Savings Plan that qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. All employees who have completed three months of service on or before the semiannual entry period are eligible to participate in the Retirement Plan. The Retirement Plan allows participants to contribute up to 12% of their earnings to the Retirement Plan, subject to the statutory maximum, and deduct this amount from their wages for federal income tax purposes. The Company will contribute 50 cents for each dollar contributed by the employee up to 3% of total wages. Company contributions in fiscal 1998 and fiscal 1997 totaled $35,000 and $39,000, respectively.

INCENTIVE COMPENSATION

   The Company has an incentive compensation plan that provides for awards of bonuses to officers and key employees based principally on achieving stipulated Company financial objectives. In making specific awards, consideration is given to the individual's contribution to the success of the Company, to the success and performance of the unit or department of which the individual is a member, and to the achievement of individual performance goals established at the beginning of the fiscal year. The formula for computing bonuses has been subject to annual modification and may in the future be again modified at the discretion of the Board of Directors. No bonuses were awarded for fiscal years 1998 or 1997.

STOCK APPRECIATION RIGHTS PLAN

   On November 11, 1992, the Board of Directors adopted a Stock Appreciation Rights Plan ("SAR Plan"). The SAR Plan provided for the award of appreciation rights ("SARs") to officers and key management employees of the Company entitling such participants to receive the increase, if any, in the value of one share of Company common stock from the date of the award to the date(s) of valuation established at the time of the award. Generally, SARs were deemed vested in five equal annual installments. Each award vested was required to be paid in cash on a scheduled payment date. During fiscal 1998 and 1997, no SARs were awarded. A total of 760 SARs were vested during each of fiscal 1998 and fiscal 1997. No SARs were outstanding at September 30, 1998. The Company accrues a compensation liability over the vesting period based on the increase in the market value of the common stock over the award price. The liability recorded in fiscal 1998 and fiscal 1997 was $0 and $2,000, respectively.

STOCK PLAN AND STOCK OPTION PLAN

   FASB Statement 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of stock options at the grant date by using the Black-Scholes option pricing-model with the following weighted average assumptions used for grants in fiscal 1998 and 1997, respectively: dividend yield of 0; expected volatility of 253% and 211%; risk-free interest rates of 5.87% and 5.79%; and expected lives of four years for the plan options.

   Under the accounting provisions of FASB Statement 123, the Company's net loss and primary loss per share would have been increased to the pro forma amounts indicated below:

                                                   September 30,
                                                   -------------
                                                1998            1997
                                            ------------   -----------
Net loss:
   As reported                              $(4,181,000)   $(1,290,000)
                                            -----------    -----------
                                            -----------    -----------
   Pro forma                                $(4,330,000)   $(1,334,000)
                                            -----------    -----------
                                            -----------    -----------
Primary loss per share:
   As reported                              $     (1.04)   $     (3.04)
                                            -----------    -----------
                                            -----------    -----------
   Pro forma                                $     (1.08)   $     (3.14)
                                            -----------    -----------
                                            -----------    -----------

     A summary of the status of options granted under the Company's Stock Plan and Stock Option Plan as of September 30, 1998 and 1997, and changes during the years ended on those dates is presented below:

                                              Options Outstanding
                                              -------------------
                               September 30, 1998             September 30, 1997
                            --------------------------    ---------------------------
                                      Weighted-Average               Weighted-Average
                            Shares     Exercise Price      Shares     Exercise Price
                            ------     --------------      ------     --------------
Outstanding at
  beginning of year         132,400    $     3.727         95,400      $   3.039
Granted                     625,000    $     0.574         50,000      $   4.750
Exercised                        --             --             --             --
Cancelled                  (113,400)   $     3.483        (13,000)     $   2.721
                           --------                       -------
Outstanding at
  end of year               644,000    $     0.634        132,400      $   3.727
                           --------    -----------        -------      ---------
                           --------    -----------        -------      ---------
Options exercisable
  at year-end               204,800                        49,800
                           --------                       -------
                           --------                       -------
Weighted-average
  fair value of
  options granted
  during the year                      $     0.574                     $   4.750
                                       -----------                     ---------
                                       -----------                     ---------

     The following table summarizes certain information relating to stock options outstanding at September 30, 1998:

                                     Options Outstanding                           Options Exercisable
                      ---------------------------------------------------    ---------------------------------
                       Number         Weighted-Average                          Number
    Range of          Outstanding        Remaining       Weighted-Average    Exercisable     Weighted Average
Exercise Prices       at 9/30/98     Contractual Life      Exercise Price     at 9/30/98      Exercise Price
---------------       ----------     -----------------   -----------------   ------------    -----------------
$0.500 - 1.999         625,000           9.5 years         $   0.574          180,000         $   0.520
$2.000 - 3.499          16,000           6.5 years         $   2.375           13.600         $   2.375
$3.500 - 4.999           3,000           7.7 years         $   4.689           11.200         $   4.656
                      --------                                               --------
                       644,000           8.7 years         $   0.634          204,800         $   0.869
                      --------                             ---------         --------         ---------
                      --------                             ---------         --------         ---------

NOTE 4.  INCOME TAXES

Deferred tax assets (liabilities) are summarized as follows:


(in thousands)                                          1998
                                                        ----
Net operating loss carryforwards                     $ 2,968
Tax credit carryforwards                                 126
Inventory and other valuation reserves                   597
                                                     -------
                                                       3,691
    Gross deferred tax asset
Deferred tax asset valuation allowance                (3,691)
                                                     -------
     Net deferred tax asset                          $     -
                                                     -------
                                                     -------

The Company has provided a full valuation allowance for deferred tax assets as the Company believes that sufficient uncertainty exists regarding the realizability of the deferred tax assets.

The federal net operating loss carryforward of approximately $8,200,000 at September 30, 1998 expires by fiscal year 2013 if not offset against taxable income. The amount of and the benefit from net operating losses that can be carried forward may be impaired in certain circumstances. Events which may cause changes in the Company's tax carryovers include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

   The Company has signed a lease for 9,700 square feet in a building located in San Jose, California, for a term of 3 years ending October 2001. The lease provides for rentals of $175,000, $192,000 and $211,000 (including applicable real property taxes and insurance costs) for fiscal years 1999, 2000 and 2001, respectively. Future lease commitments for the next five fiscal years for all other leases as of September 30, 1998 were as follows (in thousands):


Fiscal year ending September 30,                 Capital Leases     Operating Leases
--------------------------------                 --------------     ----------------
       1999                                           $   34          $  268
       2000                                               33             253
       2001                                               30             256
       2002                                               10               6
       2003                                                4               -
                                                      ------          ------
       Total minimum lease payments                      111          $  783
       Less amount representing interest                 (15)         ------
                                                      ------          ------
       Present value of minimum lease payments            96
       Less current portion                              (28)
                                                      ------
       Long-term lease obligation                     $   68
                                                      ------
                                                      ------

   The Company also leases certain equipment on a month-to-month basis. Total rental expense under all operating leases was $264,000 and $254,000 in fiscal 1998 and 1997, respectively.

   On October 1, 1995, the Company entered into an Employment Agreement (the "Agreement") with John F. Bishop, Vice-Chairman of the Board, Treasurer, and Secretary of the Company, whereby Mr. Bishop agreed to provide his services for a monthly salary of $6,500 for an initial term of two years. On the first day of each month, the initial term was automatically extended for an additional month, unless either party notified the other in writing of his or its desire not to extend the term. In the event the Company elected not to extend the term or there was a change in control of the Company (the date of such event is referred to as the "Transition Date"), Mr. Bishop agreed to continue to perform services for the Company for a three-month transition period and the Company agreed to maintain his compensation and other benefits for the three-month transition period and an additional twenty-one months. Effective January 1, 1997, Mr. Bishop agreed to reduce his monthly salary to $3,250 until the Transition Date. The Agreement also allowed Mr. Bishop the use of an automobile and the right to receive title to the automobile, arising out of his agreement to forgo $56,846 of salary in prior years. Maintenance, insurance and gasoline costs for the automobile and an office location were also part of the Agreement. The Agreement was terminated by mutual agreement effective September 30, 1998. As part of the mutual termination, the Company agreed to pay Mr. Bishop approximately $350,000 over a 24-month period commencing in October 1998. The Company accrued the $350,000, plus a reserve for related expenses, in fiscal 1998.

NOTE 6.  BANK BORROWINGS

   At September 30, 1998, the Company had outstanding borrowings in the aggregate principal amount of $134,000 under its bank revolving loan (the "Bank Revolving Loan"). The Bank Revolving Loan provides for borrowings up to 85% of eligible accounts receivable, not to exceed $1,000,000. Interest under the Bank Revolving Loan is charged at the prime rate as published by The Wall Street Journal plus

3.5% per annum (12.0% as of September 30, 1998) and is payable monthly. The Bank Revolving Loan will expire in August 2001. The Bank Revolving Loan's restrictive covenants preclude or limit the Company's ability to take certain actions, such as paying dividends, making loans, making acquisitions or incurring indebtedness, without the bank's prior written consent. At September 30, 1998, the Company was in compliance with such covenants. The Bank Revolving Loan is secured by substantially all of the Company's assets.

   At September 30, 1998, the Company had outstanding borrowings in the aggregate principal amount of $500,000 under its bank term loan (the "Bank Term Loan"). Interest under the Bank Term Loan is charged at the prime rate as published by The Wall Street Journal plus 3.5% per annum (12.0% as of September 30, 1998) and is payable monthly. The principal amount of the Bank Term Loan is payable in monthly installments of approximately $8,000 through August 2001 and contains the same restrictive covenants as the Bank Revolving Loan. The Bank Term Loan is secured by substantially all of the Company's assets.

   The loan and security agreement governing both the Bank Revolving Loan and the Bank Term Loan contains a minimum annual interest charge requirement of $90,000 per year. If average borrowings under the Bank Revolving Loan and the Bank Term Loan do not result in annual interest charges totaling at least $90,000, the Company will be required to pay the difference between actual interest paid and the minimum interest charge to the lender.

NOTE 7.  SUBORDINATED LOANS AND BRIDGE LOANS

   At September 30, 1998, the Company had no outstanding borrowings under its revolving loan with James N. Cutler, Jr., a director and shareholder of the Company (the "Cutler Revolving Loan"). The Cutler Revolving Loan provides for borrowings up to $500,000. Interest under the Cutler Revolving Loan is charged at the prime rate as published in The Wall Street Journal plus 2% per annum (10.5% as of September 30, 1998), and is payable monthly. As further consideration for the Cutler Revolving Loan, the Company issued the lender warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $0.52 per share. The warrants expire on July 1, 2000. The Cutler Revolving Loan will expire on July 1, 1999 and contains various restrictive covenants that preclude or limit the Company's ability to take certain actions, such as paying dividends or incurring indebtedness, without the lender's prior written consent. At September 30, 1998, the Company was in compliance with such covenants. The Cutler Revolving Loan is secured by substantially all of the Company's assets. The Cutler Revolving Loan is subordinated to the Bank Revolving Loan, the Bank Term Loan and will be subordinated to any future extension of credit by a financial institution or any seller financing in connection with a strategic acquisition by the Company.

   At September 30, 1998, the Company had outstanding borrowings in the aggregate principal amount of $200,000 under a subordinated convertible note issued on July 20, 1998 to Cascade Microwave Investments LLC (the "Cascade Note"). All principal and interest is due June 30, 2000. Interest is charged at 8% per annum. The Cascade Note is subordinated to the Bank Revolving Loan and the Bank Term Loan and will be subordinated to any future extension of credit by a financial institution or any seller financing in connection with a strategic acquisition by the Company. After October 1, 1998, either the Company or the note holder can convert the Cascade Note into 200,000 shares of the Company's common stock.

   From October 15, 1997 through March 20, 1998, the Company was party to a loan and security agreement (the "Loan Facility") with John F. Bishop and Ann R. Bishop, trustees of the Bishop Family Trust (the "Bishop Family Trust"). The Loan Facility provided for a term loan of $1,000,000 and revolving advances up to $450,000. Interest was charged at the prime rate plus 5% and was payable monthly. Under the terms of the Loan Facility, the Company paid facility fees of up to $141,000 to the Bishop Family Trust by issuance of 282,000 shares of common stock in lieu of cash payment. The Loan Facility terminated on March 20, 1998, and all obligations thereunder were repaid in full on such date with the proceeds from the Rights Offering.

   From December 16, 1996, through October 15, 1997, the Company was party to a Subordinated Loan Agreement with J. Bradford Bishop, Chairman and Chief Executive Officer of the Company, and John F. Bishop, Vice Chairman, Treasurer and Secretary of the Company (together, the "Bishops"). The Bishops advanced $600,000 to the Company under the Subordinated Loan Agreement. Interest accrued thereon at 8% per annum, payable quarterly. In connection with the Subordinated Loan Agreement, the Company issued warrants to the Bishops to purchase 90,000 shares of Common Stock at $3.00 per share. The Subordinated Loan Agreement terminated on October 15, 1997, and all obligations thereunder were repaid in full on such date with the proceeds from the Loan Facility with the Bishop Family Trust. As consideration for the early repayment of such obligations, the warrants issued to the Bishops were canceled on October 15, 1997.

   During fiscal year 1997 and through October 15, 1997, the Company received several bridge loans from the Bishops payable on demand (the "Bridge Loans"), which amounted to $400,000, plus interest, on September 30, 1997. Interest accrued thereon at 10% per annum. The Bridge Loans were repaid in full on October 15, 1997, with the proceeds from the Loan Facility with the Bishop Family Trust.

NOTE 8.  COMMON STOCK ISSUANCES

   On March 20, 1998, the Company issued approximately 5,802,000 shares of common stock pursuant to a rights offering (the "Rights Offering") to its stockholders. Gross proceeds from the Rights Offering were approximately $742,000 paid in cash and approximately $2,159,000 paid in retirement of Company indebtedness. Subsequent to the Rights Offering, the Company issued an aggregate of 725,000 shares of the Company's common stock to its directors upon the exercise of Stock Purchase Rights granted pursuant to the Company's 1998 Stock Plan. See "Note 1--Prepaid expenses."

NOTE 9.  CONSOLIDATED STATEMENTS OF CASH FLOWS

     During the year ended September 30, 1998, the Company issued 300,000 shares of its common stock in exchange, in part, for services rendered valued at $147,000, 225,000 shares in exchange, in part, for $110,000 of prepaid Board of Directors Fees, 282,000 shares in exchange for the retirement of facility fees of $141,000, and 4,318,000 shares in exchange for the retirement of approximately $2,159,000 of debt, including accrued interest. See Notes 1, 7 and 8.

NOTE 10.  SUBSEQUENT EVENTS

   On December 18, 1998, the Company entered into a definitive agreement to acquire all of the outstanding shares of Axiom Electronics, Inc. ("Axiom") for $2,600,000 in cash, $4,900,000 (plus the amount of Axiom's net earnings from August 1, 1998 through the closing date) in promissory notes and warrants to acquire 500,000 shares of the Company's common stock. The acquisition is expected to close in late January 1999, subject to the satisfaction of various closing conditions, including the Company's ability to secure acquisition financing. There can be no assurance, however, that the acquisition of Axiom will be consummated.

   In November 1998, the Company completed the move of its manufacturing and administration operations to a 9,700 square feet in a building located in San Jose, California, for a term of 3 years ending September 2001. See Note 5.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





To the Board of Directors and
Stockholders of EIP Microwave, Inc.


We have audited the accompanying consolidated balance sheet of EIP Microwave, Inc. and subsidiary (the Company) as of September 30, 1998, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements for the year ended September 30, 1997 were audited by Meredith, Cardozo, Lanz & Chiu LLP, whose practice has been combined with our firm and whose report dated November 20, 1997 included an explanatory paragraph relating to a going concern uncertainty.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EIP Microwave, Inc. and subsidiary as of September 30, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant losses from operations and will need to obtain additional financing to meet its business plans for fiscal 1999 and beyond. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  BDO SEIDMAN, LLP

BDO SEIDMAN, LLP
San Jose, California
December 18, 1998

REPORT OF INDEPENDENT AUDITORS




The Board of Directors and Stockholders
of EIP Microwave, Inc.

We have audited the consolidated balance sheet of EIP Microwave, Inc. and subsidiary as of September 30, 1997 (not included herein), and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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


Meredith, Cardozo, Lanz & Chiu LLP

San Jose, California
November 20, 1997

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE


     The Company engaged Meredith, Cardozo, Lanz & Chiu LLP as its new independent auditors as of October 9, 1997. The practice of Meredith, Cardozo, Lanz & Chiu LLP combined with BDO Seidman, LLP as of October 1, 1998.

     On October 9, 1997, the Company dismissed Price Waterhouse LLP as its independent auditors. The reports of Price Waterhouse LLP on the financial statements for the years ended September 30, 1995 and 1996 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle, except that their reissued report on the financial statements for the year ended September 30, 1996, which was dual dated December 23, 1996 and October 23, 1997 includes an explanatory paragraph to express substantial doubt regarding the Company's ability to continue as a going concern. The Company's Audit Committee participated in and approved the decision to change independent auditors. In connection with its audits for the two most recent fiscal years and through October 9, 1997, there have been no disagreements with Price Waterhouse LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Price Waterhouse LLP would have caused them to make reference thereto in their report on the financial statements for such years. Price Waterhouse LLP furnished the Company with a letter addressed to the Securities and Exchange Commission stating that it agrees with the statements in this paragraph.

                                      PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Incorporated by reference to the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days from September 30, 1998.

ITEM 10.  EXECUTIVE COMPENSATION

     Incorporated by reference to the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days from September 30, 1998.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference to the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days from September 30, 1998.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference to the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days from September 30, 1998.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits.

EXHIBIT NO.

     3.1 Company's Certificate of Incorporation, filed on April 29, 1987, and Certificate of Amendment of Certificate of Incorporation, filed February 8, 1993, previously filed on February 12, 1993, as Exhibit 3(a) to Form 10-QSB Quarterly Report for quarter ended December 31, 1992, and incorporated herein by reference.

     3.2 Company's Bylaws, previously filed June 25, 1987 (File No. 0-5351), as Exhibit 3(b) to Form 8-K, and incorporated herein by reference.

     10.1 Standard Form Lease dated as of August 6, 1998, by and between Roger F. and Wendy W. Mairose, Trustees, as landlord, and the Company, as tenant, covering the Company's facility located at 109 Bonaventura Drive, San Jose, California.

     10.2 Loan and Security Agreement dated as of October 15, 1997, between the Company and the Bishop Family Trust, previously filed on November 14, 1997, as Exhibit 10(i) to Form SB-2/A Registration Statement (No. 333-37289), and incorporated herein by reference.

     10.3 Commitments to Subscribe in Rights Offering dated February 18, 1998, previously filed on February 19, 1998, as Exhibit 10(dd) to Form SB-2/A Registration Statement (No. 333-42595), and incorporated herein by reference.

     10.4 Loan and Security Agreement dated as of August 4, 1998, between the Company and Fremont Financial Corporation.

     10.5 Subordinated Loan Agreement dated as of July 20, 1998, between the Company and James N. Cutler, Jr. ("Cutler").

     10.6 Security Agreement dated as of July 20, 1998, between the Company and Cutler.

     10.7 Warrant Certificate dated as of July 20, 1998, issued by the Company to Cutler.

     10.8 Subordinated Convertible Promissory Note dated July 20, 1998, issued by the Company to Cascade Microwave Investments, LLC.

     10.9 Fixed Price Subcontract dated August 15, 1997, between the Company and ManTech Systems Engineering Corporation, previously filed on February 19, 1998, as Exhibit 10(k) to Form SB-2/A Registration Statement (No. 333-42595), and incorporated herein by reference. **


     10.10 OEM Purchase Agreement effective on May 28, 1997, between the Company and Hewlett-Packard Company, previously filed on August 14, 1997, as Exhibit 10(a) to Form 10-QSB Quarterly Report for quarter ended June 30, 1997, and incorporated herein by reference. **

     10.11 1998 Stock Plan, previously filed on January 14, 1998, as an attachment to the definitive Proxy Statement on Schedule 14A, and incorporated herein by reference. *

     10.12 Company's medical reimbursement plan (entitled "Full Medical Coverage") covering certain officers, previously filed on December 23, 1981 (File No. 0-5351), as Exhibit 10(o) to Form 10-K Annual Report for fiscal year ended September 30, 1981, and incorporated herein by reference. *

     10.13 Company's Tax and Financial Counseling reimbursement plan covering officers, previously filed on December 23, 1981 (File No. 0-5351), as Exhibit 10(p) to Form 10-K Annual Report for fiscal year ended September 30, 1981, and incorporated herein by reference. *

     10.14 Indemnification Agreement dated July 15, 1992, between the Company and J. Bradford Bishop, previously filed on December 20, 1992, as
            Exhibit 10(n) to Form 10-KSB Annual Report for fiscal year ended September 30, 1992 (the "1992 Annual Report"), and incorporated herein by reference.

     10.15 Indemnification Agreement dated July 15, 1992, between the Company and Robert D. Johnson, previously filed on December 20, 1992, as
            Exhibit 10(o) to the 1992 Annual Report, and incorporated herein by reference.

     10.16 Indemnification Agreement dated July 15, 1992, between the Company and J. Sidney Webb, Jr., previously filed on December 20, 1992, as
            Exhibit 10(q) to the 1992 Annual Report, and incorporated herein by reference.

     10.17 Indemnification Agreement dated July 15, 1992, between the Company and John F. Bishop, previously filed on December 23, 1993, as
            Exhibit 10(m) to Form 10-KSB Annual Report, for fiscal year 1993 (the "1993 Annual Report"), and incorporated herein by reference.

     10.18 Indemnification Agreement dated February 13, 1996, between the Company and Michael E. Johnson, previously filed on May 9, 1996, as
            Exhibit 10(a) to Form 10-QSB Quarterly Report for quarter ended March 31, 1996, and incorporated herein by reference.

     10.19 Indemnification Agreement dated February 19, 1997, between the Company and Ivan Andres, previously filed on May 13, 1997, as
            Exhibit 10(d) to Form 10-QSB Quarterly Report for quarter ended March 31, 1997, and incorporated herein by reference.

     16 Letter dated November 13, 1997 from Price Waterhouse LLP to the Securities and Exchange Commission, previously filed on November 14, 1997, as Exhibit 16 to Form 8-K/A Current Report, and incorporated herein by reference.

     21 Subsidiaries of the Company, previously filed on December 30, 1996, as Exhibit 21 to the 1996 Annual Report, and incorporated herein by reference.

     23.1   Consent of BDO Seidman, LLP.

     23.2   Consent of Meredith, Cardozo, Lanz and Chiu LLP.

     27     Financial Data Schedule.

___________________________________

*    Management contract or compensatory plan or arrangement.
** Portions of this document are confidential, and have been omitted pursuant to 17 C.F.R. Section 230.406 and filed separately with the Securities and Exchange Commission.



(B)  Reports on Form 8-K.

     None.

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   EIP MICROWAVE, INC.

January 12, 1999                   By:  /s/ J. BRADFORD BISHOP
                                        ----------------------
                                        J. Bradford Bishop
                                        Chairman of the Board
                                        Chief Executive Officer and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ J. BRADFORD BISHOP     Chairman of the Board,              January 12, 1999
----------------------     Chief Executive Officer
J. Bradford Bishop         and Director (Principal
                           Executive Officer)


/s/ JOHN F. BISHOP         Vice Chairman and Director          January 12, 1999
----------------------
John F. Bishop


/s/ JAMES N. CUTLER        Director                            January 12, 1999
----------------------
James N. Cutler


/s/ MICHAEL E. JOHNSON     Director                            January 12, 1999
----------------------
Michael E. Johnson


/s/ ROBERT D. JOHNSON      Director                            January 12, 1999
----------------------
Robert D. Johnson


/s/ J. SIDNEY WEBB         Director                            January 12, 1999
----------------------
J. Sidney Webb


/s/ TOM LINNEMAN           Chief Operating Officer,            January 12, 1999
----------------------     Chief Financial Officer and
Tom Linneman               Secretary (Principal Financial
                           Officer and Principal Accounting
                           Officer)